Form 10-Q
period 2021-09-30
Springwater Special Situations Corp.
filed 2021-11-22
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40757

SPRINGWATER SPECIAL SITUATIONS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3501488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

405 Lexington Avenue, 11th Floor

New York, New York 10174

(Address of principal executive offices)

(212) 818-8800

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one-half of one redeemable warrant	SWSSU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	SWSS	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for common stock at an exercise price of $11.50 per share	SWSSW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 22, 2021, 17,118,624 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$562,448	$—
Prepaid expenses	499,100	30
Total Current Assets	1,061,548	30

Deferred offering costs	—	32,700
Other noncurrent assets	411,405	—
Marketable securities held in Trust Account	172,906,206	—
TOTAL ASSETS	$174,379,159	$32,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$17,117	$1,450
Accrued offering costs	—	5,000
Total Liabilities	17,117	6,450

Commitments

Common stock subject to possible redemption, 17,118,624 shares at redemption value of $10.10 as of September 30, 2021	172,898,105	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 17,118,624 shares subject to possible redemption)	536	469
Additional paid-in capital	1,525,796	27,261
Accumulated deficit	(62,395)	(1,450)
Total Stockholders’ Equity	1,463,937	26,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,379,159	$32,730

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,
	2021	2021
Operating and formation costs	$68,996	$69,046
Loss from operations	(68,996)	(69,046)

Other income:
Interest earned on marketable securities held in Trust Account	5,071	5,071
Unrealized gain on marketable securities held in Trust Account	3,030	3,030
Total other income	8,101	8,101
Net loss	$(60,895)	$(60,945)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	5,676,118	1,912,831

Basic and diluted net loss per share, Redeemable Common stock	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	4,539,461	4,264,672

Basic and diluted net loss per share, Non-redeemable Common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid in	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	4,687,500	$469	$27,261	$(1,450)	$26,280

Net loss	—	—	—	(25)	(25)
Balance – March 31, 2021	4,687,500	$469	$27,261	$(1,475)	$26,255

Net loss	—	—	—	(25)	(25)
Balance – June 30, 2021	4,687,500	$469	$27,261	$(1,500)	$26,230

Sale of 708,559 Private Placement Units	708,559	70	7,085,520	—	7,085,590

Accretion of common stock to redemption amount	—	—	(5,586,988)	—	(5,586,988)

Forfeiture of Founder Shares	(32,844)	(3)	3	—	—

Net loss	—	—	—	(60,895)	(60,895)
Balance – September 30, 2021	5,363,215	$536	$1,525,796	$(63,395)	$1,463,937

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For The Nine Months Ended September 30,
2021
Cash Flows from Operating Activities:
Net loss	$(60,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,071)
Unrealized loss on marketable securities held in Trust Account	(3,030)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(910,475)
Accrued expenses	15,667
Net cash used in operating activities	$(963,854)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(172,898,105)
Net cash used in investing activities	$(172,898,105)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$167,762,515
Proceeds from sale of Private Placement Units	7,085,590
Proceeds from promissory note – related party	119,641
Repayment of promissory note – related party	(119,641)
Payment of offering costs	(423,698)
Net cash provided by financing activities	$174,424,407

Net Change in Cash	$562,448
Cash – Beginning of period	—
Cash – End of period	$562,448

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$(3)
Initial classification of common stock subject to possible redemption	$172,898,105

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

Springwater Special Situations Corp. (the “Company”) is a blank check company incorporated as a Delaware company on October 2, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 25, 2021. On August 30, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Special Sits General Partner I SA (the “Sponsor”), generating gross proceeds of $6,450,000, which is described in Note 5.

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 7, 2021. The Company consummated the sale of an additional 2,118,624 Units, at $10.00 per Unit, and the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit, generating total gross proceeds of $21,821,830. A total of $21,398,105 was deposited into the Trust Account, bringing the aggregate gross proceeds held in the Trust Account to $172,898,105.

Transaction costs amounted to $16,579,547, consisting of $3,423,725 of underwriting fees, $12,704,424 for the fair value of the Founder Shares attributable to the Anchor Investors (see Note 7) and $451,398 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (less taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide the holders of the public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.10 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Stockholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), EBC founder shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the Proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until February 28, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Sponsor has agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.10).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $562,448 not held in the Trust Account and available for working capital purposes. The Company has positive cash flow projections as of September 30, 2021 and does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital and common stock.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of August 30, 2021	As Previously Reported	Restatement	As Restated
Common stock subject to possible redemption	$148,024,471	$3,475,529	$151,500,000
Common stock	$568	$(35)	$533
Additional paid-in capital	$5,001,293	$(3,475,495)	$1,525,798
Total Stockholders’ Equity	$5,000,001	$(3,475,529)	$1,524,472
Number of shares subject to possible redemption	14,655,888	344,112	15,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 30, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 30, 2020. The interim results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 17,118,624 shares of Class A common stock subject to possible redemption at September 30, 2021, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$171,186,240
Less:
Common stock issuance costs	(5,586,988)
Plus:
Accretion of carrying value to redemption value	5,586,988

Common stock subject to possible redemption	$171,186,240

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(33,835)	$(27,060)	$(18,871)	$(42,074)
Denominator:
Basic and diluted weighted average common stock outstanding	5,676,118	4,539,461	1,912,831	4,264,672
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units pursuant to the partial exercise of the underwriters’ over-allotment option and the sale of an additional 63,559 Private Placement Units.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 645,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,450,000. On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and forfeited the remaining balance on September 7, 2021. The Company consummated the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit. Each whole Private Warrant is exercisable for one whole share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s common stock (the “Founder Shares”). As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture. depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Initial Stockholder did not purchase any Public Shares in the Initial Public Offering and excluding the EBC founder shares) (see Note 7). As a result of the underwriters’ election to partially exercise their over-allotment option on September 7, 2021, a total of 529,656 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 30, 2021. Upon completion of the Business Combination or the Company’s liquidation, Graubard Miller shall make available to the Company certain office space and administrative and support services as may be required by the Company from time to time, situated at 405 Lexington Avenue, 11th Floor, New York, New York 10174 (or any successor location) free of charge.

Promissory Note — Related Party

On December 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and, as of September 30, 2021, there was no outstanding balance.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. At September 30, 2021, there are no Working capital Loans outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 7. COMMITMENTS

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Units and underlying common stock and any securities issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the EBC founder shares, Private Units and units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that the underwriter may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions (see Note 8).

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate paid upon the closing of the Initial Public Offering. Pursuant to the underwriting agreement, the Company will grant the representative of the underwriters, for a period of three years from the commencement of sales of the Initial Public Offering, the right to act as co-underwriter for the next U.S. registered public offering of securities undertaken by any of the Company’s officers for the purpose of raising capital and placing 90% or more of the proceeds in a trust or escrow account to be used to acquire one or more operating businesses that have not been identified at the time of such public offering. The terms of such offering shall be mutually determined in good faith by the applicable insider(s) and the representative and will be based on the prevailing market for similar offerings.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, the representative of underwriter in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation a Business Combination in an aggregate amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with which it completes a Business Combination, provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering.

EBC founder shares

In December 2020 and July 2021, the Company issued to the designees of the underwriter 375,000 shares of common stock (after giving effect to the stock dividend discussed in Note 5) (the “EBC founder shares”). The Company accounted for the EBC founder shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of the EBC founder shares to be $30 based upon the price of the Founder Shares issued to the Sponsor. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The EBC founder shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, associated persons or affiliates.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2021, there were 5,363,215 shares of common stock issued and outstanding, excluding 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity. As of December 31, 2020, there were 4,125,000 shares issued and outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the shares of common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

●	if, and only if, the last reported sale price of the common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders equals or exceeds $18.00 per share (as adjusted for dividends, share capitalizations, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In addition, if (x) the Company issues additional Class A common shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A common shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

On April 12, 2021, the SEC Staff issued a statement with respect to the accounting for warrants issued by special purpose acquisition companies. In light of the SEC Staff’s statement and upon further review of the warrant agreement, management concluded that the Public Warrants and Private Warrants to be issued pursuant to the warrant agreement qualify for equity accounting.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$172,906,206

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SPRINGWATER SPECIAL SITUATIONS CORP. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Special Sits General Partner I SA. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our balance sheet as of August 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital and common stock.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 2, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $60,895, which consists of operating costs of $68,996, offset by an unrealized gain on marketable securities held in our Trust Account of $3,030 and interest income on marketable securities held in the Trust Account of $5,071.

For the nine months ended September 30, 2021, we had a net loss of $60,945, which consists of operating costs of $69,046, offset by an unrealized gain on marketable securities held in our Trust Account of $3,030 and interest income on marketable securities held in the Trust Account of $5,071.

Liquidity and Capital Resources

On August 30, 2021, we consummated the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 4, we consummated the sale of 645,000 Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $6,450,000.

On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units pursuant to the partial exercise of the underwriters’ over-allotment option and the sale of an additional 63,559 Private Placement Units.

Of the gross proceeds of the IPO and Private Placement, an aggregate of $172,898,105 ($10.10 per unit sold in the offering, including the over-allotment option) was deposited into a trust account with Continental Stock Transfer & Trust Company acting as trustee.

For the nine months ended September 30, 2021, cash used in operating activities was $963,854. Net loss of $60,945 was affected by interest earned on marketable securities held in the Trust Account of $5,071 and unrealized gain on marketable securities held in Trust Account of $3,030. Changes in operating assets and liabilities used $894,808 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $172,906,206 (including approximately $5,071 of interest income and $3,030 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $562,448. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate paid upon the closing of the Initial Public Offering.

The Company engaged EarlyBirdCapital, the representative of underwriter in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation a Business Combination in an aggregate amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with which it completes a Business Combination, provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q. Management has identified a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Final Prospectus, dated August 25, 2021, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We identified a material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital and common stock.  Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.  However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 30, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3. EarlyBirdCapital, Inc. acted as sole book-running manager and JonesTrading acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-254088). The Securities and Exchange Commission declared the registration statements effective on August 25, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Special Sits General Partner I SA (the “Sponsor”), generating gross proceeds of $6,450,000. Each whole Private Warrant is exercisable for one whole share of common stock at a price of $11.50 per share . The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and will forfeit the remaining balance on September 7, 2021. The Company is expected to consummate the sale of an additional 2,118,624 Units, at $10.00 per Unit, and the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit, generating total gross proceeds of $21,821,830. A total of $21,398,105 is expected to be deposited into the Trust Account.

Of the gross proceeds of the IPO and Private Placement, an aggregate of $172,898,105 ($10.10 per unit sold in the offering, including the over-allotment option) was deposited into a trust account with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $3,423,725 in underwriting discounts and commissions related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement between the Company and EarlyBirdCapital Inc., as representative of the underwriters.

1.2	Business Combination Marketing Agreement.

3.1	Amended and Restated Certificate of Incorporation.

4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.

10.1	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company.

10.2	Registration Rights Agreement between the Company and certain security holders.

10.3	Administrative Services Agreement.

10.4	Form of Indemnification Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 30, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGWATER SPECIAL SITUATIONS CORP.

Date: November 22, 2021	By:	/s/ Martin Gruschka
	Name:	Martin Gruschka
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 22, 2021	By:	/s/ Ignacio Casanova
	Name:	Ignacio Casanova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)