Form 10-K
period 2021-12-31
Springwater Special Situations Corp.
filed 2022-04-21
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

Commission File Number 001-40757

SPRINGWATER SPECIAL SITUATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3501488
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue, 11th Floor

New York, NY 10174

(Address of Principal Executive Offices) (Zip Code)

(212) 818-8800

(Registrant’s Telephone Number, Including Area Code)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Martin Gruschka, Chief Executive Officer

Springwater Special Situations Corp.

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue

New York, New York 10174

(212) 818-8800

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	SWSSU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	SWSS	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	SWSSW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of April 21, 2022, 22,481,839 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SPRINGWATER SPECIAL SITUATIONS CORP.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to convert their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure.

●	We may not be able to complete our initial business combination within 18 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

●	Our warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsors, or if our sponsors do not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share conversion amount received by stockholders may be less than $10.10 per share.

●	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon conversion of their shares.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We have no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

●	We identified a material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” “our” and “Springwater” refer to Springwater Special Situations Corp.

We are a blank check company formed under the laws of the State of Delaware on October 2, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering and searching for a target business.

We may pursue a business combination opportunity in any business or industry we choose, although we currently intend to focus on target businesses in industries that our management team has significant experience with including, but not limited to, media, engineering construction, engineering services, facility management and services, food and beverages, semiconductor, aerospace, paper and pulp, logistics and distribution, IT services, software solutions, tourism, hospitality, aviation, retail, precious metals trading and services, oil and gas, environmental services, steel, household appliances, construction materials and shipping and cruise industries. In principle, we expect to exclude real estate and infrastructure related sectors.

Springwater Investment Management LLC and Springwater Capital LLC

Springwater Investment Management LLC is an investment management firm that controls Springwater Capital. Springwater Capital is a leading advisor in the special situations investment segment that was formed by Martin Gruschka, our Chief Executive Officer, in 2002. Through different regional advisory affiliates, Springwater Capital has advised on approximately 50 acquisitions (including add-ons) consummated in Europe during the last 18 years. Springwater Capital has offices in Madrid, Milan, Luxembourg and Brussels and currently employs 13 dedicated investment professionals who bring a depth of experience and skills across a broad range of industries and transaction types.

Our Target Criteria

We intend to identify and merge with a sizeable and well-positioned business with operational improvement potential at an undervalued price, aiming to generate significant returns for shareholders after the capitalization and normalization of the operation. The current crisis has created many attractive opportunities to acquire well positioned companies at below long-term average valuations due to some complex and/or special situations, such as overleveraged businesses, out of the money private equity investments and carve-outs:

●	Over Leveraged Companies. Certain companies are struggling with debt covenants and facing liquidity issues. In these situations, we believe that a capital increase and potential equity upside for debt holders and shareholders in a new publicly held entity, could lead to a successful financial restructuring and strengthening of the target company’s balance sheet allowing for an attractive upside for the key stakeholders.

●	Out of the money Private Equity Investments. The valuations of transactions consummated in 2019 were at all-time highs driven by dry powder in hands of private equity firms, debt availability and a crowded marketplace. We believe that quite a number of private equity backed companies will be up for sale at attractive valuations to facilitate a partial liquidity event for the financial sponsors.

●	Carve-outs. The current crisis has sharply increased the already high level of corporate indebtedness. Large corporates will be willing or forced to sell their non-core divisions to generate liquidity. We believe there is an opportunity to acquire well-positioned divisions from large corporations and realize their standalone business potential.

Our Business Strategy

While we will not be limited to a particular industry or geographic region, given the experience of our management team, our acquisition and value creation strategy is to identify, acquire and build a company in the public markets that benefits from the capabilities of our management team and the wider Springwater Capital platform, and can thus present the best opportunity to create long-term shareholder value.

Key components of our business strategy include:

●	Solid European Institutional Network to Source Targets. We have a strong personal and institutional network built over the past 18 years that provides a growing deal flow, as Springwater Capital is seen by many Europeans as the “go to” for intermediaries wanting to introduce a credible and creative partner to their clients. Our sourcing model will include investment banking firms, private equity groups, consulting firms, accounting firms, industry experts and large corporations. We also count with operating and sourcing partners based among the major European cities, that can provide unconventional sources of acquisition opportunities.

●	Exceptional Track Record. Acquiring companies with operational improvement potential at an undervalued price allows us to generate significant return for shareholders after the capitalization and normalization of the operation of the target business. SWC has a superior track record generating an average 5.6x2 multiple on invested capital.

●	Pan-European Execution Experience. SWC team has a broad experience executing deals in European countries, having successfully executed transactions in Spain, Portugal, Italy, Belgium, Germany and Switzerland.

●	Multisector Expertise. Springwater Capital has led 50 transactions (including add-ons) across many industries including media, engineering construction, engineering services, renewable energies, facility management & services, food and beverages, semiconductor, aerospace, paper and pulp, logistics and distribution, IT services, software solutions, tourism, hospitality, aviation, retail, precious metals trading and services, oil and gas, environmental services, steel, household appliances, construction materials and shipping and cruise industries, among others.

Competitive Strengths

Alternative Path to Becoming Public

We believe our structure will make us an attractive business combination partner to prospective target businesses that desires to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive and takes less time, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong Financial Position with Flexibility

With funds in the trust account of approximately $172.9 million available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Units, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Initial Public Offering and the Private Placement of Private Placement Units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, and our other stockholders may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. We may also determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, for their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly. Additionally, the holders of the 375,000 shares of common stock issued to EarlyBirdCapital, Inc. (“EarlyBirdCapital” or “EBC”) and its designees (“EBC founder shares”) do not have conversion rights with respect to the EBC founder shares.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Any proxy solicitation materials that we furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $80, and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to a specified date. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to tender their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivers his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until February 28, 2023 to complete our initial business combination. If we do not complete a business combination by such date and our stockholders do not otherwise approve an extension of time to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes payable on such funds, less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable. At such time, the warrants will expire, holder of warrants will receive nothing upon a liquidation with respect to such warrants and the warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our deadline and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our Sponsor has agreed that it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by our Sponsor specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate the Trust Account because we have not completed a business combination within the required time period, will not be less than $10.10.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce these indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or in connection with certain amendments to our charter prior thereto or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s converting its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its conversion rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our outstanding warrants, and the potential future dilution they represent.

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Facilities

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174, and our telephone number is (212) 818-8800. Since inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Searching for and Consummating a Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

We may choose not to hold a stockholder vote before we complete our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek stockholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our shares of common stock do not approve of the business combination we complete. Please see the section of the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part entitled “Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your conversion rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor, initial stockholders, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial business combination. EarlyBirdCapital has also agreed to vote the private shares it is purchasing in favor of such proposed business combination. As a result, in addition to our initial stockholders’ founder shares, we would need ___, or approximately __%, of the 17,118,624 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted) in order to have such initial business combination approved (or, if the applicable rules of Nasdaq then in effect require approval by a majority of the votes cast by public stockholders, we would need ____ of public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

The ability of our public stockholders to convert their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target business that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their conversion rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted conversion requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such conversion and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise conversion rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their conversion rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for conversion. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for conversion than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise conversion rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to convert your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the conversion until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 18 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 18 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we are unable to consummate our initial business combination within 18 months from the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such to 18 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 18 months from the closing of the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 18 months from the closing of the Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we seek to amend our certificate of incorporation as described herein or consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

We do not have a specified maximum conversion threshold. The absence of such a threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum conversion threshold, except that in no event will we consummate an initial business combination if holders exercising conversion rights would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders have converted their shares. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for conversion plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or convert any shares, all shares of common stock submitted for conversion will be returned to the holders thereof, and we instead may search for an alternate business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public float of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct conversions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their conversion rights, such selling stockholders would be required to revoke their prior elections to convert their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business—Permitted purchases of our securities” for a description of how our initial stockholders, directors, executive officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public float of our common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares for a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, prior to the vote on the business combination with the specific deadline set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders.

Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

If a stockholder fails to receive notice of our offer to convert our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be converted.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting conversions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to convert its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly convert or tender public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be converted to cash.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to convert their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering not being held in the trust account, together with the interest that may be released to us, are insufficient to allow us to operate for at least the next 18 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our initial stockholders or management team to fund our search and to complete our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we initially intend to focus our search for a target business in the media, engineering construction, engineering services, facility management and services, food and beverages, semiconductor, aerospace, paper and pulp, logistics and distribution, IT services, software solutions, tourism, hospitality, aviation, retail, precious metals trading and services, oil and gas, environmental services, steel, household appliances, construction materials and shipping and cruise industries sectors, we are not limited to evaluating a target business in any particular industry sector (except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations). As a result, there is no current basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in any industry our management chooses (which industries may be outside of our management’s areas of expertise).

We may consider a business combination with a target business operating in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or any amendment to our amended and restated certificate of incorporation that would affect the rights granted to public stockholders in the Initial Public Offering, including but not limited to conversion rights. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, shares of common stock and/or warrants.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

(i)	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance) (the “Newly Issued Price”);

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, inclusive of interest earned on equity held in trust, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of conversions), and

(iii)	the volume weighted average trading price of our common stock during the 20-trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for conversion from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholder may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to convert for cash a significant number of shares from stockholders who elect conversion in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the private placement of units provided us with approximately $172.9 million that we may use to complete our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may need additional funds to consummate an initial business combination.

If we are required to seek additional capital for working capital purposes prior to the consummation of a business combination, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial stockholders, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our initial stockholders, members of our management team or an affiliate of our initial stockholders or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securities are unlikely to have a remedy for such reduction in value.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the owners of the acquired business and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes. Additionally, depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of personal holding company income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our initial stockholders and certain tax-exempt organizations, pension funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a personal holding company following the Initial Public Offering or in the future. If we are or were to become a personal holding company in a given taxable year, we would be subject to an additional personal holding company tax, currently 20%, on our undistributed taxable income, subject to certain adjustments.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Prior to the completion of an initial business combination, our operations will be dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency conversion;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we consummate a business combination with a target company with operations or opportunities outside of the United States, substantially all of our assets could be located in a foreign country and substantially all of our revenue could be derived from our operations in such country. Accordingly, our results of operations and prospects could be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are ultimately located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Relating to our Management and Directors

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management.”

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may be required to present suitable business combination opportunities to such entities prior to presenting them to our company for consideration. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT – Directors and Executive Officers.”

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. It is likely that our officers and directors will in the future become affiliated with entities that are engaged in a similar business, including other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT – Directors and Executive Officers.”

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial stockholders, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our initial stockholders, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial stockholders, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT – Directors and Executive Officers.” Such entities may compete with us for business combination opportunities. Our initial stockholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our initial stockholders, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In October 2020, Special Sits General Partner I SA, an entity affiliated with certain members of our management team, paid $25,000, or approximately $0.009 per share, to cover certain of our offering costs in consideration for 2,875,000 shares of common stock in connection with our organization. In February 2021, we effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 founders’ shares outstanding. Also in February 2021, Special Sits General Partner I SA transferred 4,312,500 founders’ shares to our sponsor. Because the underwriter in our initial public offering did not fully exercise its overallotment option, 32,844 founder shares were forfeited by our sponsor. The founder shares will be worthless if we do not complete an initial business combination. In addition, concurrently with our initial public offering, our Sponsor purchased an aggregate of 622,966 Private Placement Units for a purchase price of $10.00 per Private Placement Unit ($6,229,660 in the aggregate). The Private Placement Units are identical to the public units. If we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, the common stock and warrants contained within the Private Placement Units will be worthless. In addition, we may obtain loans from our initial stockholders, our officers or directors, or any of their affiliates. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Our initial stockholders paid an aggregate of $25,000 for the founder shares. As a result, it stands to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders, and may have an incentive to recommend such an initial business combination to our stockholders.

As a result of the low acquisition cost of our founder shares, our initial stockholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, they may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founders’ shares.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in the offering only if we consummate our initial business combination. Additionally, the EBC founder shares purchased by EarlyBirdCapital and its designees will be worthless if we do not consummate an initial business combination. These financial interests may result in the underwriters having a conflict of interest when providing the services to us in connection with an initial business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to convert, subject to the limitations described herein, (ii) the conversion of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock, and warrants were approved for listing on Nasdaq on or promptly after the date of the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part and our common stock and warrants on or promptly after their date of separation. Although after giving effect to the Initial Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, in connection with our initial business combination, we will likely be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock are a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

An investor may not be able to exercise its warrants when desired which may cause such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that as soon as practicable, we will use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to take such action as is necessary to register or qualify for sale the shares of common stock issuable upon exercise of the warrants in such states, to the extent an exemption is not available. However, we cannot assure you that we will be able to do so. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. For instance, if we call our warrants for redemption, we can force all holders to exercise their warrants on a cashless basis. Additionally, If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 90th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” of our common stock for the above purpose shall mean the volume weighted average price of our common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. We will provide our warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of common stock per warrant (subject to adjustment). As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders, EarlyBirdCapital and its designees, and holders of our Private Placement Units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders, EarlyBirdCapital and its designees, and each of their permitted transferees can demand that we register the common stock into which founder shares and EBC founder shares are convertible, holders of our Private Placement Units and their permitted transferees can demand that we register the Private Placement Units and the common stock issuable upon exercise of the Private Placement Units and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such securities. The registration rights will be exercisable with respect to the founder shares, EBC founder shares, the Private Placement Units and the common stock issuable upon exercise of such Private Placement Units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders and holders of our Private Placement Units or their respective permitted transferees are registered.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share conversion amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share conversion amount received by public stockholders may be less than $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may further entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our Initial Public Offering, or defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,559,312 shares of our common stock as part of the units offered by the prospectus associated with our Initial Public Offering and simultaneously with the closing of the Initial Public Offering, we issued in a private placement warrants to purchase 354,280 shares of our common stock as part of the Private Placement Units. In addition, if our initial stockholders, officers, directors or their affiliates make any working capital loans, they may convert those loans into up to an additional 150,000 Private Placement Units, at the price of $10.00 per unit. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

General Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to incur significant costs in pursuit of our acquisition plans. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. As a result, there is substantial doubt that we can sustain operations for a period of at least one-year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from our inability to continue as a going concern.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and searching for a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash items or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the conversion of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering; or (B) with respect to any other provision relating to stockholder rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months from the closing of the Initial Public Offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For instance, the SEC has recently proposed rules applicable to blank check companies like our company that, if adopted, could make it more expensive and difficult to consummate an initial business combination. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We will likely depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to consummate an initial business combination.

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

As described elsewhere in this report, in connection with the preparation of our financial statements as of December 31, 2021, we identified a material weakness in our internal controls relating to our complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174, and our telephone number is (212) 818-8800. Since inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “SWSSU,” “SWSS” and “SWSSW,” respectively.

Holders

As of December 31, 2021, there was one holder of record of our units, six holders of record of our common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In October 2020, Special Sits General Partner I SA, an entity affiliated with certain members of our management team, paid $25,000, or approximately $0.009 per share, to cover certain of our offering costs in consideration for 2,875,000 shares of common stock in connection with our organization. In February 2021, we effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 founders’ shares outstanding. Also in February 2021, Special Sits General Partner I SA transferred 4,312,500 founders’ shares to our Sponsor.

On August 30, 2021, we consummated our Initial Public Offering of 15,000,000 units, each consisting of one share of common stock and one-half of one warrant to purchase one share of common stock for $11.50 per share. Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,450,000. The issuances of the Private Placement Units were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 3, 2021 the over-allotment option was partially exercised. As a result, we consummated the sale of an additional 2,118,624 Public Units and the sale of an additional 63,559 Private Placement Units.

Our Sponsor had agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. Accordingly, 32,844 Founder Shares were forfeited by the Sponsor.

The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (SEC File No. 333-254088). The Securities and Exchange Commission declared the registration statement effective on August 25, 2021.

The Private Placement Units were purchased by the Sponsor and EarlyBirdCapital, Inc., the representative to the underwriters in the Initial Public Offering. The Private Placement Units are identical to the Public Warrants included in the Units sold in the Initial Public Offering. The Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Units or Common Stock or Warrants underlying the Private Placement Units (except to certain transferees) until thirty days after the completion of the Company’s initial business combination.

Of the gross proceeds received from the initial public offering (including pursuant to the over-allotment option) and private placement of Private Placement Units, $172,898,102 ($10.10 per unit sold in the offering, including the over-allotment option) was placed in the trust account.

Transaction costs amounted to $18,538,231 consisting of $3,423,725 of underwriting fees, $13,783,973 for the fair value of the Founder Shares attributable to the Anchor Investors (see Note 5), $880,485 for the excess fair value of the EBC Founder Shares and $450,048 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $563,546, which consists of operating costs of $581,362 and interest income from the bank of $234, offset by an unrealized gain on marketable securities held in our Trust Account of $1,297 and interest income on marketable securities held in the Trust Account of $16,753.

For the period from October 2, 2020 (inception) through December 31, 2020, we had a net loss of $1,450, which consists of operating costs.

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

For the year ended December 31, 2021, cash used in operating activities was $1,113,235. Net loss of $563,546 was affected by interest earned on marketable securities held in the Trust Account of $16,753 and unrealized gain on marketable securities held in Trust Account of $1,297. Changes in operating assets and liabilities used $531,639 of cash for operating activities.

For the period from October 2, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,450 was affected by changes in operating assets and liabilities provided $1,450 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $172,916,155 (including approximately $16,753 of interest income and $1,297 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2021, we had cash of $413,067. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company may not have sufficient funds available to complete a Business Combination. Management has determined that the liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income Per Common Share

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Martin Gruschka	55	Chief Executive Officer and Director
Ignacio Casanova	43	Chief Financial Officer and Director
Angel Pendas	49	Secretary and Director
Eduardo Montes	69	Director
Alexander H. Hamilton	66	Director
Alex Greystoke	47	Director
Hans H. Brandl	62	Director

Martin Gruschka has served as our Chief Executive Officer and a member of our board of directors since our formation. Mr. Gruschka has 30 years of experience across investment banking, strategic consulting and private equity investing, with specialized knowledge of the media, telecoms, technology, engineering, aerospace and tourism sectors. Mr. Gruschka co-founded Springwater Capital LLC in 2002 and currently serves as the Chief Executive Officer of Springwater Investment Management LLC. He has also been a board member of several Springwater portfolio companies including Aernnova, Daorje, MW Zander, Nervión and Wamos. Prior to founding Springwater, he worked at Dresdner Kleinwort Capital from 2001 to 2002 and Veronis Suhler Stevenson from 1999 to 2001 as an investment manager focused on the media and communications industry. Previously, Mr. Gruschka was an associate director of the Investment Banking Media Group at Deutsche Morgan Grenfell in London from 1997 to 1999 and head of the European Media Group at Arthur D Little in Zurich from 1994 to 1997. He began his career at the management consulting arm of Deutsche Bank in Berlin before working as a strategic consultant at St Gallen Consulting Group. Mr. Gruschka has served as an advisor to Goal Acquisitions Corp, a blank check company like our company, since it completed its initial public offering in February 2021. Goal Acquisitions Corp is currently searching for target businesses in the sports industry. Mr. Gruschka studied Economics, Business and Philosophy at the Universities of Muenster, Freiburg and Stanford where he benefitted from a full scholarship of the Rotary Foundation International. We believe Mr. Gruschka is well-qualified to serve on our board of directors due to his extensive experience, relationships and contacts.

Ignacio Casanova has served as our Chief Financial Officer and a member of our board of directors since our formation. Mr. Casanova has 14 years of experience in private equity investing and strategic consulting. He joined Springwater in 2014 as investment director and is a board member of several of its portfolio companies including Nuba, Wamos, Pullmantur, Gens Aurea/Orocash and SGEL. Prior to joining Springwater, Mr. Casanova was a Director in the Transaction Services Strategy Group at PwC from 2007 to 2014. He was responsible for strategic consultancy and due diligence across all sectors for top tier corporate clients and private equity firms and was involved in more than 20 transactions. Prior to this, Mr. Casanova worked in a similar role at ALG from 2004 to 2005. He began his career as an engineer in the airport division at TYPSA, where he was also an advisor to transportation and logistics companies. Mr. Casanova has a degree in Aeronautical Engineering from the Universidad Politecnica de Madrid and holds an MBA from INSEAD. We believe Mr. Casanova is well-qualified to serve on our board of directors due to his extensive experience, relationships and contacts.

Angel Pendas has served as our Secretary and a member of our board of directors since our formation. Mr. Pendas is a lawyer with 20 years of experience in M&A and private equity. Mr. Pendas joined Springwater in 2015 as general counsel, sitting on the boards of several Springwater portfolio companies. He is responsible for all the legal activities of the firm, including investment analysis, negotiations and transaction structuring. Prior to this, Mr. Pendas worked as the general counsel at Grupo Ahorro Corporación from 2011 to 2015, where he was responsible for supporting M&A, corporate finance and private equity transactions and investments. Prior to this, he was a senior associate at Gomez-Acebo & Pombo from 2006 to 2011 and partner at Mullerat from 2001 to 2006 working in the corporate-commercial department in charge of private equity and M&A transactions. He began his career with a similar focus as an associate at Echarri & Brindle. Mr. Pendas holds a degree in Law from San Pablo-CEU University in Madrid, as well as a MA in Business Law from the IE Business School. We believe Mr. Pendas is well-qualified to serve on our board of directors due to his extensive experience, relationships and contacts.

Alex Greystoke has served as a member of our board of directors since our formation. Mr Greystoke is a founder of Goal Acquisitions Corp (formed in October 2020) and has served as an advisor since its initial public offering in February 2021. Since 2018, Mr. Greystoke is the founder and Chief Executive Officer of TravelChamp, a stealth company in the artificial intelligence and big data industries and is inventor of a number of valuable AI patents. He also is the President of Astroline, a group of for-profit private schools, and has held this position since 2008. Mr. Greystoke is also the founder of multiple AI technology companies including VacationChamp and ShoppingChamp, founded in 2015 and 2017. He is the inventor of three granted artificial intelligence patents, with eight pending patent applications. Mr. Greystoke is also an investor with investments in real estate, food and beverage, technology and other sectors. Previously, he founded HSC, a boutique corporate finance business raising money for and helping emerging companies commercialize in a range of sectors including technology, energy, healthcare and consumer products utilizing his wide network of partners throughout Asia, Europe, the Middle East and the U.S. Mr. Greystoke has served as director to numerous companies in the education, technology, AI and renewable energy spaces, and has served as a Chairman to a U.K. listed Chinese manufacturing Company. Mr. Greystoke is a former lawyer who worked at Slaughter and May and at Morgan Lewis. He has two masters in Law, one from Trinity College, Cambridge and the second, an LLM, from the University of Texas at Austin. We believe Mr. Greystoke is well-qualified to serve on our board of directors due to his extensive experience, relationships and contacts.

Eduardo Montes has served as a member of our board of directors since our formation. Mr. Montes has served as the Executive President of SGEL since 2018 and Wamos Group since 2018 and from 2010 to 2017 he chaired the Spanish Association of the Electrical Industry (UNESA) and from 2008 to 2010 he was the President of Grupo Ferroatlántica. During his career, Mr. Montes has held positions in multinationals such as Alcatel (General Director) from 1988 to 1993, GEC Alstom (President and CEO) from 1993 to 1995 and Siemens (President of Siemens Spain, President of Siemens Europe, Vice-president and member of the Executive Board of Siemens AG) from 1996 to 2008. He is currently a member of the Board of Directors of Catenon, Airificial and Mecalux and recently has been a member of the Board of Bertelsmann Stiftung. He has a degree in Industrial Engineering from the Universidad Politecnica de Madrid and has a top executive program by IESE. We believe Mr. Montes is well-qualified to serve on our board of directors due to his extensive experience, relationships and contacts.

Alexander H. Hamilton has served as a member of our board of directors since our formation. Mr. Hamilton has served as CEO and member of the board of Sefi SA, an investment advisory firm based in Geneva, since 1990. Before, he held positions in investments banks such as Guyerzeller Bank, Banque Paribas and Merrill Lynch. Since November 2019, he has served as Vice-Chairman of Gens Aurea SpA. Mr. Hamilton has a MBA in International Finance from NYU Stern School of Business and a bachelor’s degree in modern literature and linguistics from the University of Lille. We believe Mr. Hamilton is well-qualified to serve on our board of directors due to his extensive experience, relationships and contacts.

Dr. Hans H. Brandl has served as a member of our board of directors since our formation. Mr. Brandl has significant operational experience in Germany and abroad in several industries (telecommunications, logistics, EH&S). Since 2017 he renders his professional services as a consultant to Barkawi Management Consultants. From 1989 to 2017 he was an International Strategy Management Consultant with Arthur D. Little and other consulting companies, also holding executive operational positions throughout his professional career. Dr. Brandl holds a Master degree in Physics (Technical University, Munich) and a PhD in Chemistry (University of Berlin). We believe Mr. Brandl is well-qualified to serve on our board of directors due to his extensive experience, relationships and contacts.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Alex Greystoke and Hans H. Brandl, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eduardo Montes and Alexander H. Hamilton, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Martin Gruschka, Ignacio Casanova and Angel Pendas, will expire at the third annual meeting.

Number and terms of office of officers and directors

Our board of directors consists of seven members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Alex Greystoke and Hans H. Brandl, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eduardo Montes and Alexander H. Hamilton, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Martin Gruschka, Ignacio Casanova and Angel Pendas, will expire at our third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Executive officer and director compensation

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined Mr. Montes, Mr. Hamilton, Mr. Greystoke and Mr. Brandl are “independent directors” as defined in the listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective August 25, 2021, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Mr. Montes, Mr. Hamilton, Mr. Greystoke will serve as members of our audit committee, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Each member of the audit committee is financially literate, and our board of directors has determined that each of Mr. Hamilton and Mr. Greystoke qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Nominating Committee

Effective August 25, 2021, we established a nominating committee of the board of directors, which consists of Mr. Hamilton, Mr. Greystoke and Mr. Brandl, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective August 25, 2021, we established a compensation committee of the board of directors, which consists of Mr. Hamilton, Mr. Montes, and Mr. Brandl, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective August 25, 2021 we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination. In addition, our initial stockholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Placement Units as these warrants are not exercisable within 60 days of the date hereof.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership		Approximate percentage of outstanding common stock
Martin Gruschka(3)	4,902,622	(2)	21.8%
Ignacio Casanova(3)	4,902,622	(2)	21.8%
Angel Pendas(3)	4,902,622	(2)	21.8%
Eduardo Montes	0		*
Alexander H. Hamilton	0		*
Alex Greystoke	0		*
Hans H. Brandl	0		*
Springwater Promote LLC(3)	4,902,622	(2)	21.8%
All officers and directors as a group (seven individuals)	4,902,622	(2)	21.8%
Shaolin Capital Management LLC(4)	1,350,000		7.9%
Hartree Partners, LP(5)	1,485,000		6.6%
Atalaya Capital Management LP(6)	1,485,000		6.6%
Alberta Investment Management Corporation(7)	1,485,000		6.6%
Polar Asset Management Partners Inc.(8)	1,485,000		6.6%
Magnetar Financial LLC(9)	1,480,300		6.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Springwater Special Situations Corp., c/o Graubard Miller, The Chrysler Building, 425 Lexington Avenue, New York, New York 10174.
(2)	Interests shown consist of (i) 4,279,656 founder shares, classified as common stock, and (ii) 622,966 shares of common stock underlying Private Placement Units.
(3)	Represents shares held by our sponsor, Springwater Promote LLC, of which each of Mr. Gruschka, Mr. Casanova, and Mr. Pendas is a managing member.
(4)	Represents shares beneficially owned by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. Information derived from a Schedule 13G filed on February 11, 2022.
(5)	The business address for Hartree Partners, LP is 1185 Avenue of the Americas New York, NY 10036. Information derived from a Schedule 13G filed on September 3, 2021.
(6)	Represents shares held by Atalaya Capital Management LP, Atalaya Special Purpose Investment Fund II LP, ACM ASOF VII (Cayman) Holdco LP, and ACM Alameda Special Purpose Investment Fund II LP, the business address for each of which is Atalaya Capital Management LP. Information derived from a Schedule 13G filed on September 3, 2021.
(7)	The business address for Hartree Partners, LP is 1600 - 10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada. Information derived from a Schedule 13G filed on September 10, 2021.
(8)	The business address for Polar Asset Management is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. Information derived from a Schedule 13G filed on February 11, 2022.
(9)	Represents shares held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”) , Magnetar Discovery Master Fund Ltd (“Discovery Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund – T LLC (“Purpose Fund – T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as thenvestent adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The business address of Magnetar is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. Information derived from a Schedule 13G filed on January 21, 2021.

The founder shares are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial stockholders and management team. Those lock-up provisions provide that, subject to limited exceptions as described below, such securities are not transferable or salable (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of our initial business combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions include transfers, assignments or sales (i) to our or our initial stockholders’ officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions.

Our sponsor has also agreed not to transfer, assign or sell any of the Private Placement Units, including the underlying shares of common stock and warrants (except in connection with the same limited exceptions that the founders’ shares may be transferred as described above), until after the completion of our initial business combination. The holders of the EBC founder shares agreed not to transfer, assign or sell any such shares without our prior consent until the completion of our initial business combination.

The EBC founder shares have been deemed compensation by FINRA and are therefore subject to transfer restrictions for a period of 180 days immediately following August 25, 2021, the effective date of the registration statement related to our Initial Public Offering (the “Effective Date”), pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the Effective Date, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Effective Date except to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, associated persons or affiliates.

The holders of the founder shares, EBC founder shares, Private Placement Units and units that may be issued upon conversion of working capital loans have registration rights requiring us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on the date of our IPO. These holders are entitled to make up to two demands that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us. Notwithstanding anything to the contrary, the holders of the EBC founder shares may only make a demand on one occasion and only during the five-year period beginning on the Effective Date. In addition, they may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Mr. Gruschka, Mr. Casanova, and Mr. Pendas are deemed to be our “promoters” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2020, Special Sits General Partner I SA, an entity affiliated with certain members of our management team, paid $25,000, or approximately $0.009 per share, to cover certain of our offering costs in consideration for 2,875,000 shares of common stock in connection with our organization. In February 2021, we effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 founders’ shares outstanding. Also in February 2021, Special Sits General Partner I SA transferred 4,312,500 founders’ shares to our Sponsor. Because the underwriters in our initial public offering did not fully exercise the overallotment option, 32,844 founder shares were forfeited by our sponsor.

The founder shares are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial stockholders and management team. Those lock-up provisions provide that, subject to limited exceptions as described below, such securities are not transferable or salable (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of our initial business combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions include transfers, assignments or sales (i) to our or our initial stockholders’ officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions.

Concurrently with our initial public offering, our Sponsor purchased an aggregate of 622,966 Private Placement Units for a total purchase price of $6,229,660. The Private Placement Units are identical to the public units.

Concurrently with our initial public offering, we entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

In order to meet our working capital needs following the consummation of our initial public offering, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founders’ shares, EBC founder shares, and Private Placement Units, as well as any units our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities except EarlyBirdCapital only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement for our IPO. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Currently Mr. Montes, Mr. Hamilton, Mr. Greystoke and Mr. Brandl are each considered an “independent director” under Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present to the extent they deem necessary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020 totaled $80,275. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements, AND Schedules

(a) The following documents are filed as part of this report:

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.***

4.1	Specimen Unit Certificate.**

4.2	Specimen Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.4	Registration Rights Agreement*

10.5	Form of Subscription Agreement for Private Units by initial stockholders.**

10.6	Form of Indemnification Agreement.*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-254088).

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of April, 2022.

SPRINGWATER SPECIAL SITUATIONS CORP.

By:	/s/ Martin Gruschka
Martin Gruschka
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Martin Gruschka	Chief Executive Officer and Director	April 21, 2022
Martin Gruschka	(Principal Executive Officer)

/s/ Ignacio Casanova	Chief Financial Officer and Director	April 21, 2022
Ignacio Casanova	(Principal Financial and Accounting Officer)

/s/ Angel Pendas	Secretary and Director	April 21, 2022
Angel Pendas

/s/ Eduardo Montes	Director	April 21, 2022
Eduardo Montes

/s/ Alexander H. Hamilton	Director	April 21, 2022
Alexander H. Hamilton

/s/ Alex Greystoke	Director	April 21, 2022
Alex Greystoke

/s/ Hans H. Brandl	Director	April 21, 2022
Alex Greystoke

SPRINGWATER SPECIAL SITUATIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Springwater Special Situations Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Springwater Special Situations Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's is a Special Purposes Acquisition Corporation that was formed for the purpose of effecting a business combination. Accordingly, the Company's realization of its business plan is dependent, in part, on whether it is able to complete a business combination with a viable target prior to its scheduled liquidation date of February 28, 2023. The Company lacks the capital resources it needs to sustain operation through its scheduled liquidation date of February 28, 2023 and there is uncertainty as to whether the Company will be in a position to fund any extensions of time needed to defer the liquidation date of the business should a business combination target be found. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas
April 21, 2022

SPRINGWATER SPECIAL SITUATIONS CORP.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$413,067	$—
Prepaid expenses	475,627	15
Total Current Assets	888,694	15

Deferred offering costs	—	31,350
Other noncurrent assets	299,204	—
Marketable securities held in Trust Account	172,916,155	—
TOTAL ASSETS	$174,104,053	$31,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$244,612	$1,450
Accrued offering costs	—	5,000
Total Liabilities	244,612	6,450

Commitments
Common stock subject to possible redemption, 17,118,624 shares at redemption value of $10.10 as of December 31, 2021	172,898,105	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 and 4,125,000 shares issued and outstanding (excluding 17,118,624 and no shares subject to possible redemption)	536	454
Additional paid-in capital	1,525,796	25,911
Accumulated deficit	(564,996)	(1,450)
Total Stockholders’ Equity	961,336	24,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,104,053	$31,365

The accompanying notes are an integral part of the financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from October 2, 2020 (Inception) Through December 31,
	2021	2020
Operating and formation costs	$581,362	$1,450
Loss from operations	(581,362)	(1,450)

Other income (expense):
Interest income – bank	(234)	—
Interest earned on marketable securities held in Trust Account	16,753	—
Unrealized gain on marketable securities held in Trust Account	1,297	—
Total other income (expense), net	17,816	—

Net loss	$(563,546)	$(1,450)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	5,745,524	3,975,000
Basic and diluted net loss per share, Redeemable Common stock	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	4,541,565	—
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.05)	$—

The accompanying notes are an integral part of the financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND

THE PERIOD OCTOBER 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – October 2, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	4,312,500	439	24,561	—	25,000

Issuance of Representative Shares	225,000	15	1,350	—	1,365

Net loss	—	—	—	(1,450)	(1,450)

Balance – December 31, 2020	4,537,500	$454	$25,911	$(1,450)	$24,915

Sale of 708,559 Private Placement Units	708,559	70	7,085,520	—	7,085,590

Proceeds allocated to Public Warrants	—	—	4,194,063	—	4,194,063

Issuance of Representative Shares	150,000	15	880,485	—	880,500

Excess fair value over the amount paid of Founder Shares transferred to Anchor Investors	—	—	13,783,973	—	13,783,973

Allocated value of transaction costs to warrants	—	—	(471,722)	—	(471,722)

Accretion for common stock to redemption amount	—	—	(23,972,437)	—	(23,972,437)

Forfeiture of Founder Shares	(32,844)	(3)	3	—	—

Net loss	—	—	—	(563,546)	(563,546)

Balance – December 31, 2021	5,363,215	$536	$1,525,796	$(564,996)	$961,336

The accompanying notes are an integral part of the financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from October 2, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(563,546)	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,753)	—
Unrealized gain on marketable securities held in Trust Account	(1,297)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(774,801)	—
Accrued expenses	243,162	1,450
Net cash used in operating activities	$(1,113,235)	$—

Cash Flows from Investing Activities:
Investment in Trust Account	$(172,898,105)	$—
Net cash used in investing activities	$(172,898,105)	$—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$167,762,515	$—
Proceeds from sale of Private Placement Units	7,085,590	—
Proceeds from promissory note – related party	119,641	—
Repayment of promissory note – related party	(119,641)	—
Payment of offering costs	(423,698)	—
Net cash provided by financing activities	$174,424,407	$—

Net Change in Cash	$413,067	$—
Cash – Beginning of period	—	—
Cash – End of period	$413,067	$—

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$(3)	$—
Accretion of common stock subject to possible redemption	$23,973,802	$—

The accompanying notes are an integral part of the financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Special Sits General Partner I SA (the “Sponsor”), generating gross proceeds of $6,450,000, which is described in Note 4.

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

Transaction costs amounted to $18,538,231 consisting of $3,423,725 of underwriting fees, $13,783,973 for the excess fair value of the Founder Shares attributable to the Anchor Investors (see Note 5), $880,485 for the excess fair value of the EBC Founder Shares (see Note 5) and $450,048 of other offering costs.

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

The Company will provide the holders of the public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.10 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Stockholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), EBC founder shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the Proposed Business Combination.

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

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $413,067 not held in the Trust Account and available for working capital purposes and working capital of $502,879. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company may not have sufficient funds available to complete a Business Combination. Management has determined that the liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of Previously Issued Financial Statements

In December 2020, the Company issued 150,000 shares of common stock (“EBC founder shares” or “Representative Shares”) to EarlyBirdCapital, representative of the underwriters, who paid a par value of $15. In December 2020, the excess fair value over the amount paid of $1,350 recorded in Additional Paid in Capital was deferred in Deferred Offering Costs (see Note 6) and charged as a reduction of the offering proceeds upon consummation of the Initial Public Offering in August 2021. As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock on the December 2020 issuance, resulting in there being an aggregate of 225,000 Representative Shares outstanding at December 31, 2020. In July 2021 the Company issued another 150,000 Representative Shares to EarlyBirdCapital at $15. The Company recorded in error the July 2021 issuance in the December 31, 2020 Stockholder’s equity, with a par value of $15, Additional paid-in capital of $1,350 and Deferred Offering Costs of $1,365. The issuance of the July 2021 shares presented in the year ended December 31, 2020 was revised and reflected in the year ended December 31, 2021.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (Audited)
Prepaid expenses	$30	$(15)	$15
Deferred offering costs	$32,700	$(1,350)	$31,350
Total assets	$32,730	$(1,365)	$31,365
Common stock	$469	$(15)	$454
Additional paid-in capital	$27,261	$(1,350)	$25,911
Total stockholders’ equity	$26,280	$(1,365)	$24,915

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 17,118,624 shares of Class A common stock subject to possible redemption at December 31, 2021, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2021, the common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$171,186,240
Less:
Proceeds allocated to Public Warrants	(4,194,063)
Common stock issuance costs	(18,066,509)

Plus:
Accretion of carrying value to redemption value	23,972,437

Common stock subject to possible redemption	$172,898,105

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the Public Warrants and Private Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	Year Ended December 31, 2021		For the Period from October 2, 2020 (Inception) Through December 31, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(314,751)	$(248,795)	$—	$(1,450)
Denominator:
Basic and diluted weighted average common stock outstanding	5,745,524	4,541,565	—	3,975,000
Basic and diluted net loss per common stock	$(0.05)	$(0.05)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash and current liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s common stock (the “Founder Shares”). As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture. depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Initial Stockholder did not purchase any Public Shares in the Initial Public Offering and excluding the EBC founder shares) (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on September 7, 2021, a total of 529,656 Founder Shares are no longer subject to forfeiture. Accordingly, 32,844 Founder Shares were forfeited by the Sponsor.

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

In connection with the Initial Public Offering, each anchor investor acquired from the Sponsor an indirect economic interest in the Founder Shares a total of 2,163,889 Founder Shares. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $13,783,973, or $6.37 per share. The excess of the fair value of the Founder Shares over the amount paid was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid in capital in accordance with the accounting of other offering costs.

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

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Promissory Note — Related Party

On December 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and, as of December 31, 2021, there was no outstanding balance.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. At December 31, 2021, there are no Working capital Loans outstanding.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Units and underlying common stock and any securities issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering (“Effective Date”). The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the EBC founder shares, Private Units and units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. Notwithstanding anything to the contrary, the holders of the EBC founder shares may only make a demand on one occasion and only during the five-year period beginning on the Effective Date. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that the holders of the EBC founder shares may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions (see Note 7).

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate paid upon the closing of the Initial Public Offering and $423,723 upon exercise of the over-allotment option. Pursuant to the underwriting agreement, the Company will grant the representative of the underwriters, for a period of three years from the commencement of sales of the Initial Public Offering, the right to act as co-underwriter for the next U.S. registered public offering of securities undertaken by any of the Company’s officers for the purpose of raising capital and placing 90% or more of the proceeds in a trust or escrow account to be used to acquire one or more operating businesses that have not been identified at the time of such public offering. The terms of such offering shall be mutually determined in good faith by the applicable insider(s) and the representative and will be based on the prevailing market for similar offerings.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

EBC Founder Shares

In December 2020 and July 2021, the Company issued to the designees of the underwriter 225,000 and 150,000 shares of common stock (the “EBC founder shares”), respectively. The Company accounted for the excess fair value over the price paid for the EBC founder shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The issuance of these shares presented in the Company’s financial statements were revised to reflect the shares issued in December 2020 and July 2021. The excess fair value over the amount paid of the EBC founder shares was $880,485 as of July 15, 2021. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2021, there were 5,363,215 shares of common stock issued and outstanding, excluding 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity. As of December 31, 2020, there were 4,125,000 shares issued and outstanding.

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

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liability)
Net operating loss carryforward	$29,707	$—
Unrealized gain on marketable securities	(272)	—
Startup Costs	88,910
Total deferred tax assets (liability)	118,345	—
Valuation Allowance	(118,345)	—
Deferred tax assets (liability)	$—	$—

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The income tax provision for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(118,345)	—

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	118,345	—

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $141,466 and $0 of U.S. federal net operating loss carryovers available to offset future taxable income. Net operating losses generated do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $118,345. For the period from October 2, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True-ups	0.0%	0.0%
Meals and entertainment	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

SPRINGWATER SPECIAL SITUATIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The Public Warrants and Private Warrants are freestanding instruments and were accounted for as equities in accordance with ASC 815-40. The Public Warrants were measured at fair value as of August 30, 2021, and the proceeds allocated to the Public Warrants were presented on the Statement of Changes in Stockholders’ Equity. The Public Warrants and Private Placement Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The proceeds allocated to the Private Placement Warrants (fair value as of August 30, 2021 and September 7, 2021) were $167,700 and $15,890 recorded in the Sale of 708,559 Private Placement Units line item in the Statement of Stockholders’ Equity,

The following are the inputs used by the Company in establishing the Level 3 fair value of its Public Warrants and Private Placement Warrants as of August 30, 2021:

	August 30, 2021	September 7, 2021
	(Initial Measurement)	(Over-allotment)
Stock price	$9.61	$9.65
Exercise price	$11.50	$11.50
Probability of a Business Combination occurring	85%	85%
Volatility	11.4%	10.8%
Risk-free rate	0.92%	0.97%
Dividend yield	0.00%	0.00%

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$172,916,155

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.