Form 10-Q
period 2022-03-31
Springwater Special Situations Corp.
filed 2022-05-16
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, 22,481,839 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$141,442	$413,067
Prepaid expenses	505,972	475,627
Total Current Assets	647,414	888,694

Prepaid Expenses – Long Term	187,002	299,204
Marketable securities held in Trust Account	172,945,555	172,916,155
TOTAL ASSETS	$173,779,971	$174,104,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$128,108	$244,612
Total Liabilities	128,108	244,612

Commitments
Common stock subject to possible redemption, 17,118,624 shares at redemption value of $10.10 as of March 31, 2022 and December 31, 2021	172,898,105	172,898,105

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 17,118,624 and no shares subject to possible redemption) at March 31, 2022 and December 31, 2021	536	536
Additional paid-in capital	1,525,796	1,525,796
Accumulated deficit	(772,574)	(564,996)
Total Stockholders’ Equity	753,758	961,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,779,971	$174,104,053

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$236,989	$25
Loss from operations	(236,989)	(25)

Other income:
Interest income – bank	11	—
Interest earned on marketable securities held in Trust Account	24,977	—
Unrealized gain on marketable securities held in Trust Account	4,423	—
Total other income	29,411	—

Net loss	$(207,578)	$(25)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	17,118,624	—
Basic and diluted net loss per share, Redeemable Common stock	$(0.01)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,363,215	4,419,118
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	5,363,215	$536	$1,525,796	$(564,996)	$961,336

Net loss	—	—	—	(207,578)	(207,578)
Balance – March 31, 2022	5,363,215	$536	$1,525,796	$(772,574)	$753,758

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	4,537,500	$454	$25,911	$(1,450)	$24,915

Net loss	—	—	—	(25)	(25)
Balance – March 31, 2021	4,537,500	$454	$25,911	$(1,475)	$24,890

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(207,578)	$(25)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(24,977)	—
Unrealized gain on marketable securities held in Trust Account	(4,423)	—
Changes in operating assets and liabilities:
Prepaid expenses	81,857	—
Accrued expenses	(116,504)	(240)
Net cash used in operating activities	$(271,625)	$(265)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	104,641
Payment of offering costs	—	(95,894)
Net cash provided by financing activities	$—	$8,747

Net Change in Cash	$(271,625)	$8,482
Cash – Beginning of period	413,067	—
Cash – End of period	$141,442	$8,482

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

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

The Company will have until February 28, 2023, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $141,442 not held in the Trust Account and available for working capital purposes and working capital of $558,806. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of Previously Issued Financial Statements

In December 2020, the Company issued 150,000 shares of common stock (“EBC founder shares” or “Representative Shares”) to EarlyBirdCapital, representative of the underwriters, who paid a par value of $15. In December 2020, the excess fair value over the amount paid of $1,350 recorded in Additional Paid in Capital was deferred in Deferred Offering Costs and charged as a reduction of the offering proceeds upon consummation of the Initial Public Offering in August 2021. As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock on the December 2020 issuance, resulting in there being an aggregate of 225,000 Representative Shares outstanding at March 31, 2021. In July 2021 the Company issued another 150,000 Representative Shares to EarlyBirdCapital at $15. The Company recorded in error the July 2021 issuance in the December 31, 2020 Stockholder’s equity, with a par value of $15, Additional paid-in capital of $1,350 and Deferred Offering Costs of $1,365. The issuance of the July 2021 shares presented in the year ended December 31, 2020 was revised and reflected in the year ended December 31, 2021 financial statements included in the Company’s Form 10-K filed on April 21, 2022.

The impact of the revision on the Company’s financial statements at March 31, 2021 is reflected in the following table.

	As Previously
	Reported	Adjustment	As Revised
Prepaid expenses	$30	$(15)	$15
Deferred offering costs	$140,594	$(1,350)	$139,244
Total assets	$149,106	$(1,365)	$147,741
Common stock	$469	$(15)	$454
Additional paid-in capital	$27,261	$(1,350)	$25,911
Total stockholders’ equity	$26,255	$(1,365)	$24,890

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 21, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 17,118,624 shares of Class A common stock subject to possible redemption at March 31, 2022, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022, due to the valuation allowance recorded on the Company’s net operating losses.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended		Three months Ended
	March 31, 2022		March 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(158,059)	$(49,519)	$—	$(25)
Denominator:
Basic and diluted weighted average common stock outstanding	17,118,624	5,363,215	—	4,419,118
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$—	$(0.00)

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s common stock (the “Founder Shares”). As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Initial Stockholder did not purchase any Public Shares in the Initial Public Offering and excluding the EBC founder shares) (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on September 7, 2021, a total of 529,656 Founder Shares are no longer subject to forfeiture. Accordingly, 32,844 Founder Shares were forfeited by the Sponsor.

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

Promissory Note — Related Party

On December 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and, as of March 31, 2022 and December 31, 2021, there was no outstanding balance.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. At March 31, 2022 and December 31, 2021, there are no Working capital Loans outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 6. COMMITMENTS

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

MARCH 31, 2022

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,363,215 shares of common stock issued and outstanding, excluding 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

MARCH 31, 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$172,916,155	$172,945,555

NOTE 9. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $207,578, which consists of operating costs of $236,989, offset by an unrealized gain on marketable securities held in our Trust Account of $4,423, interest income from bank of $11 and interest income on marketable securities held in the Trust Account of $24,977.

For the three months ended March 31, 2021, we had a net loss of $25, which consists of operating costs.

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

For the three months ended March 31, 2022, cash used in operating activities was $271,625. Net loss of $207,578 was affected by interest earned on marketable securities held in the Trust Account of $24,977 and unrealized gain on marketable securities held in Trust Account of $4,423. Changes in operating assets and liabilities used $34,647 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $265. Net loss of $25 was affected by changes in operating assets and liabilities used $240 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $172,945,555 (including approximately $24,977 of interest income and $4,423 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $141,442. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $141,442 not held in the Trust Account and available for working capital purposes and working capital of $558,806. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K, dated April 21, 2022, except as set forth below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Special Sits General Partner I SA (the “Sponsor”), generating gross proceeds of $6,450,000. Each whole Private Warrant is exercisable for one whole share of common stock at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

Date: May 16, 2022	By:	/s/ Martin Gruschka
	Name:	Martin Gruschka
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 16, 2022	By:	/s/ Ignacio Casanova
	Name:	Ignacio Casanova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)