Form 10-Q
period 2022-06-30
Springwater Special Situations Corp.
filed 2022-08-15
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, 22,481,839 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$85,198	$413,067
Prepaid expenses	480,252	475,627
Total Current Assets	565,450	888,694

Prepaid Expenses – Long Term	74,801	299,204
Marketable securities held in Trust Account	173,206,217	172,916,155
TOTAL ASSETS	$173,846,468	$174,104,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$179,521	$244,612
Income taxes payable	—	—
Total Liabilities	179,521	244,612

Commitments
Common stock subject to possible redemption, 17,118,624 shares at redemption value of approximately $10.10 as of June 30, 2022 and December 31, 2021	172,968,767	172,898,105

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 17,118,624 and no shares subject to possible redemption) at June 30, 2022 and December 31, 2021	536	536
Additional paid-in capital	1,455,134	1,525,796
Accumulated deficit	(757,490)	(564,996)
Total Stockholders’ Equity	698,180	961,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,846,468	$174,104,053

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$245,614	$25	$482,603	$50
Loss from operations	(245,614)	(25)	(482,603)	(50)

Other income:
Interest income – bank	36	—	47	—
Interest earned on marketable securities held in Trust Account	351,571	—	376,548	—
Unrealized gain on marketable securities held in Trust Account	(90,909)	—	(86,486)	—
Total Other income	260,698	—	290,109	—

Income (Loss) before provision for income taxes	15,084	(25)	(192,494)	(50)
Provision for income taxes	—	—	—	—
Net loss	$15,084	$(25)	$(192,494)	$(50)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	17,118,624	—	17,118,624	—

Basic and diluted net loss per share, Redeemable Common stock	$(0.00)	$—	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,363,215	4,449,283	5,363,215	4,449,283

Basic and diluted net loss per share, Non-redeemable Common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	5,363,215	$536	$1,525,796	$(564,996)	$961,336

Net loss	—	—	—	(207,578)	(207,578)

Balance – March 31, 2022	5,363,215	$536	$1,525,796	$(772,574)	$753,758

Accretion for common stock to redemption amount	—	—	(70,662)	—	(70,662)

Net loss	—	—	—	15,084	15,084

Balance – June 30, 2022	5,363,215	$536	$1,455,134	$(757,490)	$698,180

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,537,500	$454	$25,911	$(1,450)	$24,915

Net loss	—	—	—	(25)	(25)

Balance – March 31, 2021	4,537,500	$454	$25,911	$(1,475)	$24,890

Net loss	—	—	—	(25)	(25)

Balance – June 30, 2021	4,537,500	$454	$25,911	$(1,500)	$24,865

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(192,494)	$(50)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(376,548)	—
Unrealized gain on marketable securities held in Trust Account	86,486	—
Changes in operating assets and liabilities:
Prepaid expenses	219,778	—
Accrued expenses	(65,091)	(240)
Income taxes payable	—	—
Net cash used in operating activities	(327,869)	(290)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	119,641
Payment of offering costs	—	(115,894)
Net cash provided by financing activities	—	3,747
Net Change in Cash	(327,869)	3,457
Cash – Beginning of period	413,067	—
Cash – End of period	$85,198	$3,457
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$8,788
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Issuance of representative shares	$—	$—
Accretion for common stock to redemption amount	$70,662	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares it holds in favor of approving a Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until February 28, 2023, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period and such time period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $85,198 not held in the Trust Account and available for working capital purposes and working capital of $623,379. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

JUNE 30, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of Previously Issued Financial Statements

In December 2020, the Company issued 150,000 shares of common stock (“EBC founder shares” or “Representative Shares”) to EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, who paid a par value of $15. In December 2020, the excess fair value over the amount paid of $1,350 recorded in Additional Paid in Capital was deferred in Deferred Offering Costs and charged as a reduction of the offering proceeds upon consummation of the Initial Public Offering in August 2021. As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock on the December 2020 issuance, resulting in there being an aggregate of 225,000 Representative Shares outstanding at June 30, 2021. In July 2021 the Company issued another 150,000 Representative Shares to EarlyBirdCapital at $15. The Company recorded in error the July 2021 issuance in the December 31, 2020 Stockholder’s equity, with a par value of $15, Additional paid-in capital of $1,350 and Deferred Offering Costs of $1,365. The issuance of the July 2021 shares presented in the year ended December 31, 2020 was revised and reflected in the year ended December 31, 2021 financial statements included in the Company’s Form 10-K filed on April 21, 2022.

The impact of the revision on the Company’s financial statements at June 30, 2021 is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Prepaid expenses	$30	$(15)	$15
Deferred offering costs	$157,382	$(1,350)	$156,032
Total assets	$160,869	$(1,365)	$159,504
Common stock	$469	$(15)	$454
Additional paid-in capital	$27,261	$(1,350)	$25,911
Total stockholders’ equity	$26,230	$(1,365)	$24,865

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 21, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 17,118,624 shares of Class A common stock subject to possible redemption at June 30, 2022, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$171,186,240
Less:
Proceeds allocated to Public Warrants	(4,194,063)
Common stock issuance costs	(18,066,509)
Plus:
Accretion of carrying value to redemption value	23,972,437
Common stock subject to possible redemption, December 31, 2021	$172,898,105
Plus:
Accretion of carrying value to redemption value	70,662
Common stock subject to possible redemption, June 30, 2022	$172,968,767

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

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months..

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$11,486	$3,598	$—	$(25)	$(146,573)	$(45,921)	$—	$(50)
Denominator:
Basic and diluted weighted average common stock outstanding	17,118,624	5,363,215	—	4,449,283	17,118,624	5,363,215	—	4,449,283
Basic and diluted net loss per common stock	$(0.00)	$(0.00)	$—	$(0.00)	$(0.01)	$(0.01)	$—	$(0.00)

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s common stock (the “Founder Shares”). As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the EBC founder shares) (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on September 7, 2021, a total of 529,656 Founder Shares are no longer subject to forfeiture. Accordingly, 32,844 Founder Shares were forfeited by the Sponsor.

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

Promissory Note — Related Party

On December 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and, as of June 30, 2022 and December 31, 2021, there was no outstanding balance.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. At June 30, 2022 and December 31, 2021, there are no Working capital Loans outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate paid upon the closing of the Initial Public Offering and $423,723 upon exercise of the over-allotment option. Pursuant to the underwriting agreement, the Company granted the representative of the underwriters, for a period of three years from the commencement of sales of the Initial Public Offering, the right to act as co-underwriter for the next U.S. registered public offering of securities undertaken by any of the Company’s officers for the purpose of raising capital and placing 90% or more of the proceeds in a trust or escrow account to be used to acquire one or more operating businesses that have not been identified at the time of such public offering. The terms of such offering shall be mutually determined in good faith by the applicable insider(s) and the representative and will be based on the prevailing market for similar offerings.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital, the representative of underwriters in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation a Business Combination in an aggregate amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with which it completes a Business Combination.

EBC founder shares

In December 2020 and July 2021, the Company issued to the designees of EarlyBirdCapital 225,000 and 150,000 shares of common stock (the “EBC founder shares”), respectively. The Company accounted for the excess fair value over the price paid for the EBC founder shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The issuance of these shares presented in the Company’s financial statements were revised to reflect the shares issued in December 2020 and July 2021. The excess fair value over the amount paid of the EBC founder shares was $880,485 as of July 15, 2021. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,363,215 shares of common stock issued and outstanding, excluding 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

The Company has agreed that as soon as practicable after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the shares of common stock issuable upon exercise of the warrants, and the Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

In addition, if (x) the Company issues additional Class A common shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A common shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$173,206,217	$172,916,155

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $15,084, which consists of operating and formation costs of $245,614, an unrealized loss on marketable securities held in our Trust Account of $90,909, offset by interest income from bank of $36 and interest income on marketable securities held in the Trust Account of $351,571.

For the six months ended June 30, 2022, we had a net loss of $192,494, which consists of operating and formation costs of $482,603, an unrealized loss on marketable securities held in our Trust Account of $86,486, offset by interest income from bank of $47 and interest income on marketable securities held in the Trust Account of $376,548.

For the three months ended June 30, 2021, we had a net loss of $25, which solely consist of operating and formation costs.

For the six months ended June 30, 2021, we had a net loss of $50, which solely consist of operating and formation costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $327,869. Net loss of $192,494 was affected by interest earned on marketable securities held in the Trust Account of $376,548 and unrealized loss on marketable securities held in Trust Account of $86,486. Changes in operating assets and liabilities provided $154,687 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $290. Net loss of $50 was affected by changes in operating assets and liabilities used $240 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $173,206,217 (including $376,548 of interest income and $86,486 of unrealized loss) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $85,198. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $85,198 not held in the Trust Account and available for working capital purposes and working capital of $623,379. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate paid upon the closing of the Initial Public Offering.

The Company engaged EarlyBirdCapital, the representative of underwriters in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation a Business Combination in an aggregate amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with which it completes a Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

Date: August 15, 2022	By:	/s/ Martin Gruschka
	Name:	Martin Gruschka
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 15, 2022	By:	/s/ Ignacio Casanova
	Name:	Ignacio Casanova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)