Form 10-Q
period 2022-09-30
Springwater Special Situations Corp.
filed 2022-11-14
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, 22,481,839 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$32,907	$413,067
Prepaid expenses	434,655	475,627
Total Current Assets	467,562	888,694

Prepaid Expenses – Long Term	—	299,204
Marketable securities held in Trust Account	173,783,459	172,916,155
TOTAL ASSETS	$174,251,021	$174,104,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$29,199	$244,612
Income taxes payable	174,403	—
Total Liabilities	203,602	244,612

Commitments
Common stock subject to possible redemption, 17,118,624 shares at redemption value of approximately $10.14 and $10.10 as of September 30, 2022 and December 31, 2021, respectively	173,553,656	172,898,105

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 17,118,624 and no shares subject to possible redemption) at September 30, 2022 and December 31, 2021	536	536
Additional paid-in capital	870,245	1,525,796
Accumulated deficit	(377,018)	(564,996)
Total Stockholders’ Equity	493,763	961,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,251,021	$174,104,053

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$244,280	$68,996	$726,883	$69,046
Loss from operations	(244,280)	(68,996)	(726,883)	(69,046)

Other income:
Interest income – bank	263	—	310	—
Interest earned on marketable securities held in Trust Account	386,841	5,071	763,389	5,071
Unrealized gain on marketable securities held in Trust Account	412,051	3,030	325,565	3,030
Total Other income	799,155	8,101	1,089,264	8,101

Income (Loss) before provision for income taxes	554,875	(60,895)	362,381	(60,945)
Provision for income taxes	(174,403)	—	(174,403)	—
Net income (loss)	$380,472	$(60,895)	$187,978	$(60,945)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	17,118,624	5,676,118	17,118,624	1,912,831

Basic and diluted net income (loss) per share, Redeemable Common stock	$0.02	$(0.01)	$0.01	$(0.01)

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,363,215	4,539,461	5,363,215	4,264,672

Basic and diluted net income (loss) per share, Non-redeemable Common stock	$0.02	$(0.01)	$0.01	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	5,363,215	$536	$1,525,796	$(564,996)	$961,336

Net loss	—	—	—	(207,578)	(207,578)

Balance – March 31, 2022	5,363,215	536	1,525,796	(772,574)	753,758

Accretion for common stock to redemption amount	—	—	(70,662)	—	(70,662)

Net loss	—	—	—	15,084	15,084

Balance – June 30, 2022	5,363,215	536	1,455,134	(757,490)	698,180

Accretion for common stock to redemption amount	—	—	(584,889)	—	(584,889)

Net income	—	—	—	380,472	380,472

Balance – September 30, 2022	5,363,215	$536	$870,245	$(377,018)	$493,763

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,537,500	$454	$25,911	$(1,450)	$24,915

Net loss	—	—	—	(25)	(25)

Balance – March 31, 2021	4,537,500	454	25,911	(1,475)	24,890

Net loss	—	—	—	(25)	(25)

Balance – June 30, 2021	4,537,500	454	25,911	(1,500)	24,865

Sale of 708,559 Private Placement Units	708,559	70	7,085,520	—	7,085,590

Accretion of common stock to redemption amount	—	—	(5,586,988)	—	(5,586,988)

Forfeiture of Founder Shares	(32,844)	(3)	3	—	—

Issuance of Representative Shares	150,000	15	1,350	—	1,365

Net loss	—	—	—	(60,895)	(60,895)

Balance – September 30, 2021	5,363,215	$536	$1,525,796	$(62,395)	$1,463,937

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$187,978	$(60,945)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(763,389)	(5,071)
Unrealized gain on marketable securities held in Trust Account	(325,565)	(3,030)
Changes in operating assets and liabilities:
Prepaid expenses	340,176	(910,475)
Accrued expenses	(215,413)	15,667
Income taxes payable	174,403	—
Net cash used in operating activities	(601,810)	(963,854)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,898,105)
Cash withdrawn from Trust Account to pay franchise and income taxes	221,650	—
Net cash provided by (used in) investing activities	221,650	(172,898,105)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	167,762,515
Proceeds from sale of Private Placement Units	—	7,085,590
Proceeds from promissory note – related party	—	119,641
Repayment of promissory note – related party	—	(119,641)
Payment of offering costs	—	(423,698)
Net cash provided by financing activities	—	174,424,407
Net Change in Cash	(380,160)	562,448
Cash – Beginning of period	413,067	—
Cash – End of period	$32,907	$562,448
Supplemental disclosure of non-cash investing and financing activities:
Forfeiture of Founder Shares	$—	$(3)
Initial classification of common stock subject to possible redemption	$—	$172,898,105
Accretion for common stock to redemption amount	$655,551	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and would forfeit the remaining balance. On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units, at $10.00 per Unit, and the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit, generating total gross proceeds of $21,821,830. A total of $21,398,105 was deposited into the Trust Account, bringing the aggregate gross proceeds held in the Trust Account to $172,898,105.

Transaction costs amounted to $18,538,231 consisting of $3,423,725 of underwriting fees, $13,783,973 for the excess fair value of the Founder Shares attributable to the Anchor Investors (see Note 5), $880,485 for the excess fair value of the EBC Founder Shares (see Note 6) and $450,048 of other offering costs.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.10 per Public Share without taking into account any interest), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public shares, subject to certain limitations as described in the prospectus. Additionally, each Public Stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), shares included in the Private Placement Units and any Public Shares it holds in favor of approving a Business Combination.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $32,907 not held in the Trust Account and available for working capital purposes and working capital of $493,763. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of Previously Issued Financial Statements

In December 2020, the Company issued 150,000 shares of common stock (“EBC founder shares” or “Representative Shares”) to EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, who paid a par value of $15. In December 2020, the excess fair value over the amount paid of $1,350 recorded in Additional Paid in Capital was deferred in Deferred Offering Costs and charged as a reduction of the offering proceeds upon consummation of the Initial Public Offering in August 2021. As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock on the December 2020 issuance, resulting in there being an aggregate of 225,000 Representative Shares outstanding at June 30, 2021. In July 2021 the Company issued another 150,000 Representative Shares to EarlyBirdCapital at $15. The Company recorded in error the July 2021 issuance in the December 31, 2020 Stockholder’s equity, with a par value of $15, Additional paid-in capital of $1,350 and Deferred Offering Costs of $1,365. The issuance of the July 2021 shares presented in the year ended December 31, 2020 was revised and reflected in the Statement of Changes in Equity in the quarter ended September 30, 2021 under Issuance of Representative Shares.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 21, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 17,118,624 shares of common stock subject to possible redemption at September 30, 2022, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$171,186,240
Less:
Proceeds allocated to Public Warrants	(4,194,063)
Common stock issuance costs	(18,066,509)
Plus:
Accretion of carrying value to redemption value	23,972,437
Common stock subject to possible redemption, December 31, 2021	172,898,105
Plus:
Accretion of carrying value to redemption value	655,551
Common stock subject to possible redemption, September 30, 2022	$173,553,656

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the warrants issued in the Initial Public Offering (“Public Warrants”) and warrants included in the Private Placement Units (the “Private Warrants”) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 31.43% and 0% for the three months ended September 30, 2022 and 2021, and 48.13% and 0% for the nine months ended September 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$289,707	$90,765	$(33,835)	$(27,060)	$143,134	$44,844	$(18,871)	$(42,074)
Denominator:
Basic and diluted weighted average common stock outstanding	17,118,624	5,363,215	5,676,118	4,539,461	17,118,624	5,363,215	1,912,831	4,264,672
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$(0.01)	$(0.01)	$0.01	$0.01	$(0.01)	$(0.01)

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and forfeited the remaining balance. On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units pursuant to the partial exercise of the underwriters’ over-allotment option.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,450,000. On September 7, 2021, the Company consummated the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit. Each Private Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Units and underlying securities.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s common stock (the “Founder Shares”). As of February 16, 2021, the Company effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the EBC founder shares) (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 529,656 Founder Shares are no longer subject to forfeiture. Accordingly, 32,844 Founder Shares were forfeited by the Sponsor.

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

Promissory Note — Related Party

On December 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and, as of September 30, 2022 and December 31, 2021, there was no outstanding balance.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At September 30, 2022 and December 31, 2021, there are no Working capital Loans outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering (“Effective Date”). The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the EBC founder shares, Private Placement Units and units issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. Notwithstanding anything to the contrary, the holders of the EBC founder shares may only make a demand on one occasion and only during the five-year period beginning on the Effective Date. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that the holders of the EBC founder shares may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions (see Note 7).

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate paid upon the closing of the Initial Public Offering and $423,723 upon exercise of the over-allotment option. Pursuant to the underwriting agreement, the Company granted to EarlyBirdCapital, Inc., the representative of the underwriters (“EarlyBirdCapital”), for a period of three years from the commencement of sales of the Initial Public Offering, the right to act as co-underwriter for the next U.S. registered public offering of securities undertaken by any of the Company’s officers for the purpose of raising capital and placing 90% or more of the proceeds in a trust or escrow account to be used to acquire one or more operating businesses that have not been identified at the time of such public offering. The terms of such offering shall be mutually determined in good faith by the applicable insider(s) and the representative and will be based on the prevailing market for similar offerings.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor in connection with its Business Combination to assist in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation a Business Combination in an aggregate amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with which it completes a Business Combination.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,363,215 shares of common stock issued and outstanding, excluding 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$173,783,459	$172,916,155

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

Overview

We are a blank check company formed under the laws of the State of Delaware on October 2, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $380,472, which consists of an unrealized gain on marketable securities held in our Trust Account of $412,051, interest income from bank of $263 and interest income on marketable securities held in the Trust Account of $386,841, offset by operating and formation costs of $244,280 and provision for income taxes of $174,403.

For the nine months ended September 30, 2022, we had a net income of $187,978, which consists of an unrealized gain on marketable securities held in our Trust Account of $325,565, interest income from bank of $310 and interest income on marketable securities held in the Trust Account of $763,389, offset by operating and formation costs of $726,883 and provision for income taxes of $174,403.

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

Liquidity and Capital Resources

On August 30, 2021, we consummated the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 4, we consummated the sale of 645,000 Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $6,450,000.

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

For the nine months ended September 30, 2022, cash used in operating activities was $601,810. Net income of $187,978 was affected by interest earned on marketable securities held in the Trust Account of $763,389 and unrealized gain on marketable securities held in Trust Account of $325,565. Changes in operating assets and liabilities provided $299,166 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $963,854. Net loss of $60,945 was affected by interest earned on marketable securities held in the Trust Account of $5,071 and unrealized gain on marketable securities held in Trust Account of $3,030. Changes in operating assets and liabilities used $894,808 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $173,783,459 (including $885,354 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $221,650 of interest earned from the Trust Account to pay taxes.

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

As of September 30, 2022, we had cash of $32,907. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $32,907 not held in the Trust Account and available for working capital purposes and working capital of $493,763. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We may be subject to excise taxes under the Inflation Reduction Act of 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 30, 2021, the Company consummated the Initial Public Offering of 15,000,000 units, at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3. EarlyBirdCapital, Inc. acted as sole book-running manager and JonesTrading acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-254088). The Securities and Exchange Commission declared the registration statements effective on August 25, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to Special Sits General Partner I SA (the “Sponsor”), generating gross proceeds of $6,450,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and forfeited the remaining balance. On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units, at $10.00 per Unit, and the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit, generating total gross proceeds of $21,821,830. A total of $21,398,105 was deposited into the Trust Account.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

Date: November 10, 2022	By:	/s/ Martin Gruschka
	Name:	Martin Gruschka
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 10, 2022	By:	/s/ Ignacio Casanova
	Name:	Ignacio Casanova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)