Form 10-K
period 2022-12-31
Springwater Special Situations Corp.
filed 2023-04-10
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

Commission File Number 001-40757

SPRINGWATER SPECIAL SITUATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3501488
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue, 44th Floor

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

Rights, each entitling the holder to receive one-twelve-and-a-halfth (1/12.5) of one share of common stock upon consummation of an initial business combination

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $169.1 million.

As of April 7, 2023, 7,338,929 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

SPRINGWATER SPECIAL SITUATIONS CORP.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) of Springwater Special Situations Corp. (the “Company,” “we,” “us,” “our” and “Springwater”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to convert their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure.

●	We may not be able to complete our initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

●	Our warrants, rights and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing effects of the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share conversion amount received by stockholders may be less than $10.10 per share.

●	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon conversion of their shares.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We have no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a business combination, hinder our ability to consummate a business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

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

●	Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors.

PART I

ITEM 1. BUSINESS

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

We may pursue a business combination opportunity in any business or industry we choose, although we are currently focusing on target businesses in industries that our management team has significant experience with including, but not limited to, media, engineering construction, engineering services, facility management and services, food and beverages, semiconductor, aerospace, paper and pulp, logistics and distribution, IT services, software solutions, tourism, hospitality, aviation, retail, precious metals trading and services, oil and gas, environmental services, steel, household appliances, construction materials and shipping and cruise industries.

The registration statement for the Company’s initial public offering (“Initial Public Offering” or “IPO”) was declared effective on August 25, 2021. On August 30, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Springwater Promote LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the IPO (“EarlyBirdCapital” or “EBC”), generating gross proceeds of $6,450,000.

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and would forfeit the remaining balance. On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units, at $10.00 per Unit, and the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit, generating total gross proceeds of $21,821,830. A total of $21,398,105 was deposited into the trust account established in connection with the Initial Public Offering (“Trust Account”), bringing the aggregate gross proceeds held in the Trust Account to $172,898,105.

On February 27, 2023, the Company held a special meeting of its stockholders to consider a proposal, among others, to extend the date the Company had to consummate an initial business combination from February 28, 2023 to August 28, 2023. Stockholders approved the proposals and in connection therewith, holders of an aggregate of 15,142,910 public shares exercised their right to redeem their shares for an aggregate of $155,858,752 in cash. In connection with the special meeting, the Company’s board of directors approved a dividend of rights (“Rights”) to holders of Public Shares who did not seek redemption of their Public Shares in connection with the stockholder vote in connection with the extension. Each Right entitles the holder to receive one-twelve-and-a-half (1/12.5) of a share of common stock upon consummation of the Company’s initial business combination. The Company issued 1,975,714 Rights entitling the holders to receive an aggregate of up to 158,057 shares of common stock.

Our Target Criteria

We intend to identify and merge with a well-positioned business with operational improvement potential at an undervalued price, aiming to generate significant returns for shareholders after the capitalization and normalization of the operation. We believe there are many well positioned companies at below long-term average valuations available for acquisition due to some complex and/or special situations, such as overleveraged businesses, out of the money private equity investments and carve-outs:

●	Over Leveraged Companies. Certain companies are struggling with debt covenants and facing liquidity issues. In these situations, we believe that a capital increase and potential equity upside for debt holders and shareholders in a new publicly held entity, could lead to a successful financial restructuring and strengthening of the target company’s balance sheet allowing for an attractive upside for the key stakeholders.

●	Out of the money Private Equity Investments. The valuations of transactions consummated in 2019 were at all-time highs driven by dry powder in hands of private equity firms, debt availability and a crowded marketplace. We believe that quite a number of private equity backed companies will be up for sale at attractive valuations to facilitate a partial liquidity event for the financial sponsors.

●	Carve-outs. Companies are facing high levels of corporate indebtedness. We therefore believe large corporates will be willing or forced to sell their non-core divisions to generate liquidity. We believe there is an opportunity to acquire well-positioned divisions from large corporations and realize their standalone business potential.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and simultaneous private placement of Private Placement Units. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement of Private Placement Units, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Initial Public Offering and the Private Placement of Private Placement Units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly. Additionally, the holders of the 375,000 shares of common stock issued to EarlyBirdCapital and its designees (“EBC founder shares”) do not have conversion rights with respect to the EBC founder shares.

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

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination (or after up until the time of the closing of the business combination with our consent). Furthermore, if a holder of a public share delivers his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have only until August 28, 2023 to complete our initial business combination. If we do not complete a business combination by such date and our stockholders do not otherwise approve an extension of time to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes payable on such funds, less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable. At such time, the warrants will expire, holder of warrants will receive nothing upon a liquidation with respect to such warrants and the warrants will be worthless.

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

We seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our Sponsor has agreed that it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by our Sponsor specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate the Trust Account because we have not completed a business combination within the required time period, will not be less than $10.10.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

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

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your conversion rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor, initial stockholders, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would not need any of the 1,975,714 outstanding Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 66.8% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

The requirement that we complete our initial business combination within the period required by our amended and restated certificate of incorporation, as amended, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Our amended and restated certificate of incorporation currently provides that we must consummate an initial business combination by August 28, 2023. Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by such date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above.

We may not be able to complete our initial business combination within the period required by our amended and restated certificate of incorporation, as amended, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our amended and restated certificate of incorporation currently provides that we must complete our initial business combination by August 28, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we are unable to consummate our initial business combination within the period required by our amended and restated certificate of incorporation, as amended, our public stockholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination within the period required by our amended and restated certificate of incorporation, as amended, the proceeds then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond such period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we seek to amend our certificate of incorporation as described herein or consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

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

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may reduce the public float of our common stock.

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

In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their conversion rights, such selling stockholders would be required to revoke their prior elections to convert their shares. The purpose of any such purchases of shares could be to reduce the number of public shares being submitted for conversion or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported in a current report on Form 8-K and pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to convert their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds available to us are insufficient to allow us to operate for at least until August 28, 2023, it could limit our search for a target business or businesses and being able to complete our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We are not limited to evaluating a target business in any particular industry sector. As a result, there is no current basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

If the funds available to us prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to convert for cash a significant number of shares from stockholders who elect conversion in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

We may be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing effects of the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a business combination, hinder our ability to consummate a business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. The investment management trust agreement that governs the trust account provides that we may use accrued interest earned on the funds held in the trust account for any tax obligations, which would include any excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. Notwithstanding the foregoing, the Company has agreed that the per share price payable to stockholders exercising their redemption rights, whether in connection with the vote on an extension or an initial business combination, will not be reduced by payments required to be made by the Company under the IR Act.

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

Risks Relating to our Management and Directors

Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

In October 2020, Special Sits General Partner I SA, an entity affiliated with certain members of our management team, paid $25,000, or approximately $0.009 per share, to cover certain of our offering costs in consideration for 2,875,000 shares of common stock in connection with our organization. In February 2021, we effected a dividend of 0.5 shares for each outstanding share of common stock, resulting in there being an aggregate of 4,312,500 founders’ shares outstanding. Also in February 2021, Special Sits General Partner I SA transferred 4,312,500 founders’ shares to our Sponsor. Because the underwriter in our initial public offering did not fully exercise its overallotment option, 32,844 founder shares were forfeited by our sponsor. The founder shares will be worthless if we do not complete an initial business combination. In addition, concurrently with our initial public offering, our Sponsor purchased an aggregate of 622,966 Private Placement Units for a purchase price of $10.00 per Private Placement Unit ($6,229,660 in the aggregate). The Private Placement Units are identical to the public units. If we do not complete our initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended, the common stock and warrants contained within the Private Placement Units will be worthless. In addition, we may obtain loans from our initial stockholders, our officers or directors, or any of their affiliates. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the August 28, 2023 deadline for our completion of an initial business combination nears.

Our initial stockholders paid an aggregate of $25,000 for the founder shares. As a result, they stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders, and may have an incentive to recommend such an initial business combination to our stockholders.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to convert, subject to the limitations described herein, (ii) the conversion of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The proceeds held in the trust account will be held as cash or cash items (including in demand deposit accounts) and/or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share conversion amount received by public stockholders may be less than $10.10 per share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following August 28, 2023 in the event we do not complete our initial business combination by such date and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

We have no operating results. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and searching for a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash or cash items (including in demand deposit accounts) or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the conversion of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended; or (B) with respect to any other provision relating to stockholder rights or pre-initial business combination activity; or (iii) absent an initial business combination within the period allowed by our amended and restated certificate of incorporation, as amended, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Notwithstanding the foregoing, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. The SEC has indicated that it believes that there are serious questions concerning the applicability of the Investment Company Act to special purpose acquisition companies, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made in the future that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the IPO during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. If the Company was deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause the Company to liquidate. If we are forced to liquidate, investors in the Company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following such a transaction and our warrants would expire worthless.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We previously identified a material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

In connection with the preparation of our financial statements as of December 31, 2021, we identified a material weakness in our internal controls relating to our complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2021, and the financial statements in this Form 10-K for the fiscal year ended December 31, 2022, present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks, including First Republic Bank. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “SWSSU,” “SWSS” and “SWSSW,” respectively. Our rights are traded in the over-the-counter markets.

Holders

As of December 31, 2022, there was one holder of record of our units, six holders of record of our common stock and two holders of record of our warrants. Our rights were not outstanding as of December 31, 2022.

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

In connection with our February 27, 2023 stockholder vote (the “Extension Vote”) to extend our deadline to complete a business combination, we issued a dividend of Rights to holders of public shares who did not seek redemption of their shares in connection with the Extension Vote. Each Right entitles the holder to receive one-twelve-and-a-halfth (1/12.5) of a share of our common stock upon consummation of our initial business combination. The Company issued 1,975,714 Rights in the dividend, entitling the holders to receive an aggregate of up to 158,057 shares of common stock.

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

The Private Placement Units were purchased by the Sponsor and EarlyBirdCapital, the representative to the underwriters in the Initial Public Offering. The Private Placement Units are identical to the Public Warrants included in the Units sold in the Initial Public Offering. The Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Units or Common Stock or Warrants underlying the Private Placement Units (except to certain transferees) until thirty days after the completion of the Company’s initial business combination.

Of the gross proceeds received from the initial public offering (including pursuant to the over-allotment provide option) and private placement of Private Placement Units, $172,898,102 ($10.10 per unit sold in the offering, including the over-allotment option) was placed in the trust account. $155,858,752 was withdrawn from the trust account to fund the redemption of an aggregate of 15,142,910 shares of common stock in connection with the Extension Vote (approximately $10.29 for each redeemed share).

Transaction costs amounted to $18,538,231, consisting of $3,423,725 of underwriting fees, $13,783,973 for the fair value of the Founder Shares attributable to the Anchor Investors, $880,485 for excess fair value of the EBC Founder Shares and $451,398 of other offering costs.

On February 27, 2023, the Company held a special meeting of its stockholders to consider a proposal, among others, to extend the date the Company had to consummate an initial business combination from February 28, 2023 to August 28, 2023. Stockholders approved the proposals and in connection therewith, holders of an aggregate of 15,142,910 public shares exercised their right to redeem their shares for an aggregate of $155,858,752 in cash.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our tax obligations. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 2, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and seeking to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $838,650, which consisted of interest income from funds held in bank accounts of $662 and interest income on marketable securities held in the Trust Account of $2,504,668, offset by operating and formation costs of $1,202,726 and provision for income taxes of $463,954.

For the year ended December 31, 2021, we had a net loss of $563,546, which consisted of operating costs of $581,362 and interest income from funds held in bank accounts of $234, offset by an unrealized gain on marketable securities held in our Trust Account of $1,297 and interest income on marketable securities held in the Trust Account of $16,753.

Liquidity and Capital Resources

On August 30, 2021, we consummated the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 645,000 Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $6,450,000.

On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units pursuant to the partial exercise of the underwriters’ over-allotment option and the sale of an additional 63,559 Private Placement Units.

Of the gross proceeds of the IPO and Private Placement, an aggregate of $172,898,105 ($10.10 per unit sold in the Initial Public Offering, including the over-allotment option) was deposited into the Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

For the year ended December 31, 2022, cash used in operating activities was $651,399. Net income of $838,629 was affected by interest income on marketable securities held in the Trust Account of $2,504,668. Changes in operating assets and liabilities provided $1,014,640 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,113,235. Net loss of $563,546 was affected by interest earned on marketable securities held in the Trust Account of $16,753 and unrealized gain on marketable securities held in Trust Account of $1,297. Changes in operating assets and liabilities used $531,639 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $175,167,573 (including $2,504,668 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we withdrew $253,250 of interest earned from the Trust Account to pay for such tax obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $14,918. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts provided that up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $14,918 in its operating bank account and working capital of $63,135 (after adding back $65,798 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the Trust Account, $2,865 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust Account and $463,954 in income tax payable which is allowed to be settled using earnings from the Trust Account), which excludes $2,269,468 of interest earned on the Trust Account that is available to pay franchise and income taxes payable. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or loans either to complete a business combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our business combination. If the Company does not have sufficient funds available, the Company may be forced to cease operations and liquidate the Trust Account. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, paid upon the closing of the Initial Public Offering.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

As indicated above, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Martin Gruschka	56	Chief Executive Officer and Director
Ignacio Casanova	44	Chief Financial Officer and Director
Angel Pendas	50	Secretary and Director
Eduardo Montes	70	Director
Alexander H. Hamilton	67	Director
Alex Greystoke	48	Director
Hans H. Brandl	63	Director

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Placement Units as these warrants are not exercisable within 60 days of the date hereof. The following also does not take into account the conversion of public shares held by any holder not affiliated with our officers and directors that owned more than 5% of our outstanding shares of common stock.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership		Approximate percentage of outstanding common stock
Martin Gruschka(3)	4,902,622	(2)	66.8%
Ignacio Casanova(3)	4,902,622	(2)	66.8%
Angel Pendas(3)	4,902,622	(2)	66.8%
Eduardo Montes	0		*
Alexander H. Hamilton	0		*
Alex Greystoke	0		*
Hans H. Brandl	0		*
Springwater Promote LLC(3)	4,902,622	(2)	66.8%
All officers and directors as a group (seven individuals)	4,902,622	(2)	66.8%
Shaolin Capital Management LLC(4)	1,375,000		18.7%
Radcliffe Capital Management, L.P.(5)	374,596		5.1%
Atalaya Capital Management LP(6)	1,485,000		20.2%
Alberta Investment Management Corporation(7)	1,485,000		20.3%
Polar Asset Management Partners Inc.(8)	1,785,000		24.3%
Magnetar Financial LLC(9)	1,470,781		20.0%
Saba Capital Management, L.P.(10)	1,151,250		15.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Springwater Special Situations Corp., c/o Graubard Miller, The Chrysler Building, 425 Lexington Avenue, New York, New York 10174.

(2)	Interests shown consist of (i) 4,279,656 founder shares, classified as common stock, and (ii) 622,966 shares of common stock underlying Private Placement Units.

(3)	Represents shares held by our sponsor, Springwater Promote LLC, of which each of Mr. Gruschka, Mr. Casanova, and Mr. Pendas is a managing member.

(4)	Represents shares beneficially owned by Shaolin Capital Management LLC, a Delaware limited liability company, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127. Information derived from a Schedule 13G filed on February 14, 2023.

(5)	Represents shares held by Radcliffe Capital Management, L.P., a Delaware limited partnership, RGC Management Company, LLC, a Delaware limited liability company, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership, and Radcliffe SPAC GP, LLC, a Delaware limited liability company, the address of each of which is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. Information derived from a Schedule 13G/A filed on February 14, 2022.

(6)	Represents shares held by Atalaya Capital Management LP, Atalaya Special Purpose Investment Fund II LP, ACM ASOF VII (Cayman) Holdco LP, and ACM Alameda Special Purpose Investment Fund II LP, the business address for each of which is Atalaya Capital Management LP. Information derived from a Schedule 13G filed on September 3, 2021.

(8)	Represents shares held directly by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”), as reported by its investment advisor with respect to such shares, Polar Asset Management Partners Inc., an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission incorporated under the laws of Ontario, Canada. The business address for Polar Asset Management is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. Information derived from a Schedule 13G/A filed on February 10, 2023.

(9)	Represents shares held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; and Magnetar Lake Credit Fund LLC ("Lake Credit Fund") and Purpose Alternative Credit Fund - T LLC ("Purpose Fund - T"), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial LLC (“Magnetar Financial”) serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP (Magnetar Capital Partners”) serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC (“Supernova Management”) is the general partner of Magnetar Capital Partners. The manager of Supernova Management is David J. Snyderman. The business address of Magnetar is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. Information derived from a Schedule 13G/A filed on February 9, 2023.

(10)	Represents shares held by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, the address of each of which is 405 Lexington Avenue, 58th Floor, New York, New York 10174. Information derived from a Schedule 13G/A filed on February 14, 2023.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $148,515 and $95,275 The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

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

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amendment to the Amended and Restated Certificate of Incorporation.****

3.3	Amended and Restated Bylaws.***

4.1	Specimen Unit Certificate.**

4.2	Specimen Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Specimen Rights Certificate.****

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*****

4.7	Description of the Registrant’s Securities

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.4	Registration Rights Agreement*

10.5	Form of Subscription Agreement for Private Units by initial stockholders.**

10.6	Form of Indemnification Agreement.*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-254088).

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 18, 2022.

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2023.

*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 3, 2023.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April, 2023.

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

Name	Position	Date

/s/ Martin Gruschka	Chief Executive Officer and Director	April 7, 2023
Martin Gruschka	(Principal Executive Officer)

/s/ Ignacio Casanova	Chief Financial Officer and Director	April 7, 2023
Ignacio Casanova	(Principal Financial and Accounting Officer)

/s/ Angel Pendas	Secretary and Director	April 7, 2023
Angel Pendas

/s/ Eduardo Montes	Director	April 7, 2023
Eduardo Montes

/s/ Alexander H. Hamilton	Director	April 7, 2023
Alexander H. Hamilton

/s/ Alex Greystoke	Director	April 7, 2023
Alex Greystoke

/s/ Hans H. Brandl	Director	April 7, 2023
Alex Greystoke

SPRINGWATER SPECIAL SITUATIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Springwater Special Situations Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Springwater Special Situations Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's is a Special Purposes Acquisition Corporation that was formed for the purpose of effecting a business combination. Accordingly, the Company's realization of its business plan is dependent, in part, on whether it is able to complete a business combination with a viable target prior to its scheduled liquidation date of August 28, 2023. The Company lacks the capital resources it needs to sustain operation through its scheduled liquidation date of August 28, 2023 and there is uncertainty as to whether the Company will be in a position to fund any extensions of time needed to defer the liquidation date of the business should a business combination target be found. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

April 7, 2023

SPRINGWATER SPECIAL SITUATIONS CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$14,918	$413,067
Prepaid expenses	305,900	475,627
Total Current Assets	320,818	888,694

Prepaid Expenses – Long Term	—	299,204
Marketable securities held in Trust Account	175,167,573	172,916,155
TOTAL ASSETS	$175,488,391	$174,104,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$326,346	$244,612
Income taxes payable	463,954	—
Total Liabilities	790,300	244,612

Commitments
Common stock subject to possible redemption, 17,118,624 shares at redemption value of $10.20 and $10.10 as of December 31, 2022 and 2021, respectively	174,634,977	172,898,105

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 17,118,624 and no shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	536	536
Additional paid-in capital	—	1,525,796
Accumulated earnings (deficit)	62,578	(564,996)
Total Stockholders’ Equity	63,114	961,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,488,391	$174,104,053

The accompanying notes are an integral part of the financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Operating and formation costs	$1,202,726	$581,362
Loss from operations	(1,202,726)	(581,362)

Other income:
Interest income – bank	662	(234)
Interest earned on marketable securities held in Trust Account	2,504,668	16,753
Unrealized gain on marketable securities held in Trust Account	—	1,297
Total Other income, net	2,505,330	17,816

Income (Loss) before provision for income taxes	1,302,604	(563,546)
Provision for income taxes	(463,954)	—
Net income (loss)	$838,650	$(563,546)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	17,118,624	5,745,524

Basic and diluted net income (loss) per share, Redeemable Common stock	$0.04	$(0.05)

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,363,215	4,541,565

Basic and diluted net income (loss) per share, Non-redeemable Common stock	$0.04	$(0.05)

The accompanying notes are an integral part of the financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,537,500	$454	$25,911	$(1,450)	$24,915

Sale of 708,559 Private Placement Units	708,559	70	7,085,520	—	7,085,590

Proceeds allocated to Public Warrants	—	—	4,194,063	—	4,194,063

Issuance of Representative Shares	150,000	15	880,485	—	880,500

Excess fair value over the amount paid of Founder Shares transferred to Anchor Investors	—	—	13,783,973	—	13,783,973

Allocated value of transaction costs to warrants	—	—	(471,722)	—	(471,722)

Accretion for common stock to redemption amount	—	—	(23,972,437)	—	(23,972,437)

Forfeiture of Founder Shares	(32,844)	(3)	3	—	—

Net loss	—	—	—	(563,546)	(563,546)
Balance – December 31, 2021	5,363,215	$536	$1,525,796	$(564,996)	$961,336

Accretion for common stock to redemption amount	—	—	(1,525,796)	(211,076)	(1,736,872)

Net income	—	—	—	838,650	838,650

Balance – December 31, 2022	5,363,215	$536	$—	$62,578	$63,114

The accompanying notes are an integral part of the financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$838,650	$(563,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,504,668)	(16,753)
Unrealized gain on marketable securities held in Trust Account	—	(1,297)
Changes in operating assets and liabilities:
Prepaid expenses	468,931	(774,801)
Accrued expenses	81,734	243,162
Income taxes payable	463,954	—
Net cash used in operating activities	$(651,399)	$(1,113,235)

Cash Flows from Investing Activities:
Investment in Trust Account	$—	$(172,898,105)
Cash withdrawn from Trust Account to pay franchise and income taxes	253,250	—
Net cash provided by (used in) investing activities	$253,250	$(172,898,105)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$167,762,515
Proceeds from sale of Private Placement Units	—	7,085,590
Proceeds from promissory note – related party	—	119,641
Repayment of promissory note – related party	—	(119,641)
Payment of offering costs	—	(423,698)
Net cash provided by financing activities	$—	$174,424,407

Net Change in Cash	$(398,149)	$413,067
Cash – Beginning of period	413,067	—
Cash – End of period	$14,918	$413,067

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$—	$(3)
Accretion of common stock subject to possible redemption	$1,736,872	$23,973,802

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through December 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, and seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Springwater Promote LL (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,450,000, which is described in Note 4.

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

The Sponsor has agreed (a) to waive Its redemption rights with respect to the Founder Shares and any Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the time period required by the Certificate of Incorporation and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until August 28, 2023, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period and such time period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Any redemption or other repurchase in connection with a Business Combination, extension vote or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of December 31, 2022, the Company had $14,918 in its operating bank account and working capital of $63,114 (after adding back $65,798 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the Trust Account, $2,844 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust Account and $463,954 in income tax payable which is allowed to be settled using earnings from the Trust Account), which excludes $2,269,468 of interest earned on the Trust Account that is available to pay franchise and income taxes payable. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 28, 2023, then the Company will cease all operations except for the purpose of liquidating.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements are issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

 At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 17,118,624 shares of common stock subject to possible redemption at December 31, 2022 and 2021are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$171,186,240
Less:
Proceeds allocated to Public Warrants	(4,194,063)
Common stock issuance costs	(18,066,509)
Plus:
Accretion of carrying value to redemption value	23,972,437
Common stock subject to possible redemption, December 31, 2021	172,898,105
Plus:
Accretion of carrying value to redemption value	1,736,872
Common stock subject to possible redemption, December 31, 2022	$174,634,977

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

Income Taxes

The Company accounts for income taxes under ASC 740, (“ASC 740”). ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,		Year Ended December 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$638,584	$200,066	$(314,751)	$(248,795)
Denominator:
Basic and diluted weighted average common stock outstanding	17,118,624	5,363,215	5,745,524	4,541,565
Basic and diluted net income (loss), per common stock	$0.04	$0.04	$(0.05)	$(0.05)

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital, Inc. purchased an aggregate of 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,450,000. On September 7, 2021, the Company consummated the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit. The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Units and underlying securities.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder’s Shares

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

Administrative Services Agreement

The Company entered into an agreement, commencing on August 30, 2021. Until completion of the Business Combination or the Company’s liquidation, Graubard Miller shall make available to the Company certain office space and administrative and support services as may be required by the Company from time to time, situated at 405 Lexington Avenue, New York, New York 10174 (or any successor location) free of charge.

Promissory Note — Related Party

On December 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and, as of December 31, 2022 and 2021, there was no outstanding balance.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At December 31, 2022 and 2021, there are no Working capital Loans outstanding.

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate paid upon the closing of the Initial Public Offering and $423,723 upon exercise of the over-allotment option. Pursuant to the underwriting agreement, the Company granted to EarlyBirdCapital, Inc., for a period of three years from the commencement of sales of the Initial Public Offering, the right to act as co-underwriter for the next U.S. registered public offering of securities undertaken by any of the Company’s officers for the purpose of raising capital and placing 90% or more of the proceeds in a trust or escrow account to be used to acquire one or more operating businesses that have not been identified at the time of such public offering. The terms of such offering shall be mutually determined in good faith by the applicable insider(s) and the representative and will be based on the prevailing market for similar offerings.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 5,363,215 shares of common stock issued and outstanding, excluding 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$29,707
Unrealized gain on marketable securities	—	(272)
Startup Costs	307,955	88,910
Total deferred tax assets	307,955	118,345
Valuation Allowance	(307,955)	(118,345)
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$463,954	$—
Deferred	(189,610)	(118,345)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	189,610	118,345

Income tax provision	$463,954	$—

As of December 31, 2022 and 2021, the Company had $0 and $141,466 of U.S. federal net operating loss carryovers available to offset future taxable income. Net operating losses generated do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $189,610 and $118,345, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Fines and penalties	0.1%	0.0%
Change in valuation allowance	14.6%	(21.0)%
Income tax provision	35.7%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, New York City and New York State. The Company’s tax returns for the year ended December 31, 2022, 2021 and 2020 remain open and subject to examination. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s capitalized start up costs.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$175,167,573	1	$172,916,155

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than disclosed below.

On February 27, 2023, the Company held a special meeting of its stockholders to consider a proposal, among others, to extend the date the Company had to consummate an initial business combination from February 28, 2023 to August 28, 2023. Stockholders approved the proposals and in connection therewith, holders of an aggregate of 15,142,910 public shares exercised their right to redeem their shares for an aggregate of $155,858,752 in cash. In connection with the special meeting, the Company’s board of directors approved a dividend of rights (“Rights”) to holders of public shares who did not seek redemption of their Public Shares in connection with the stockholder vote in connection with the extension. Each Right will entitle the holder to receive one-twelve-and-a-half (1/12.5) of a share of Common Stock upon consummation of the Company’s initial business combination. The Company issued 1,975,714 Rights entitling the holders to receive an aggregate of up to 158,057 shares of common stock.