Form 10-Q
period 2023-03-31
Springwater Special Situations Corp.
filed 2023-05-30
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 30, 2023, 7,338,929 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$20,517	$14,918
Prepaid expenses	191,199	305,900
Total Current Assets	211,716	320,818

Marketable securities held in Trust Account	20,594,872	175,167,573
TOTAL ASSETS	$20,806,588	$175,488,391

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$608,233	$326,346
Income taxes payable	754,553	463,954
Promissory note	41,121	—
Deemed Dividend Liability	17,386	—
Excise Tax Payable	1,559,046	—
Total Liabilities	2,980,339	790,300

Commitments
Common stock subject to possible redemption, 1,975,714 shares and 17,118,624 shares at redemption value of approximately $10.10 and $10.20 as of March 31, 2023 and December 31, 2022, respectively	19,954,714	174,634,977

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 1,975,714 shares and 17,118,624 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	536	536
Additional paid-in capital	—	—
Accumulated deficit	(2,129,001)	62,578
Total Stockholders’ (Deficit) Equity	(2,128,465)	63,114
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$20,806,588	$175,488,391

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$498,564	$236,989
Loss from operations	(498,564)	(236,989)

Other income:
Interest income – bank	132	11
Interest earned on marketable securities held in Trust Account	1,398,173	24,977
Unrealized gain on marketable securities held in Trust Account	—	4,423
Total Other income	1,398,305	29,411

Income (Loss) before provision for income taxes	899,741	(207,578)
Provision for income taxes	(290,599)	—
Net income (loss)	$609,142	$(207,578)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	13,080,515	17,118,624

Basic and diluted net income (loss) per share, Redeemable Common stock	$0.03	$(0.01)

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,363,215	5,363,215

Basic and diluted net income (loss) per share, Non-redeemable Common stock	$0.03	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	5,363,215	$536	$—	$62,578	$63,114

Accretion for common stock to redemption amount	—	—	—	(1,224,289)	(1,224,289)

Additional shares at Fair Value March 2, 2023	—	—	—	(17,386)	(17,386)

Excise Tax Payable				(1,559,046)	(1,559,046)

Net income	—	—	—	609,142	609,142

Balance – March 31, 2023	5,363,215	$536	$—	$(2,129,001)	$(2,128,465)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	5,363,215	$536	$1,525,796	$(564,996)	$961,336

Net loss	—	—	—	(207,578)	(207,578)

Balance – March 31, 2022	5,363,215	536	1,525,796	(772,574)	753,758

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$609,142	$(207,578)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,398,173)	(24,977)
Unrealized gain on marketable securities held in Trust Account	—	(4,423)
Changes in operating assets and liabilities:
Prepaid expenses	114,701	81,857
Accrued expenses	281,887	(116,504)
Income taxes payable	290,599	—
Net cash used in operating activities	(101,844)	(271,625)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	66,322	—
Cash withdrawn from Trust Account in connection with redemption	155,904,552	—
Net cash provided by investing activities	155,970,874	—

Cash Flows from Financing Activities:
Proceeds from promissory note	41,121	—
Redemption of common stock	(155,904,552)	—
Net cash used in financing activities	(155,863,431)	—

Net Change in Cash	5,599	(271,625)
Cash – Beginning of period	14,918	413,067
Cash – End of period	$20,517	$141,442
Non-cash investing and financing activities:
Accretion for common stock to redemption amount	$1,224,289	$—
Additional shares at Fair Value 3/2/23	$17,386	$—
Excise Tax Payable	$1,559,046	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through March 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, and seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2023

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

On February 27, 2023, the Company held a special meeting of its stockholders to consider a proposal, among others, to extend the date the Company had to consummate an initial business combination from February 28, 2023 to August 28, 2023. Stockholders approved the proposals and in connection therewith, holders of an aggregate of 15,142,910 public shares exercised their right to redeem their shares for an aggregate of $155,904,552 in cash. In connection with the special meeting, the Company’s board of directors approved a dividend of rights (“Rights”) to holders of public shares who did not seek redemption of their Public Shares in connection with the stockholder vote in connection with the extension. Each Right will entitle the holder to receive one-twelve-and-a-half (1/12.5) of a share of Common Stock upon consummation of the Company’s initial business combination. The Company issued 1,975,714 Rights entitling the holders to receive an aggregate of up to 158,057 shares of common stock. Under ASC 505-20-30-3 (Rights Agreement Memorandum) this was accounted for as a Deemed Dividend. Because the dividend is expected to be paid within one year of the declaration date, the “Deemed dividend” payable will be classified as a current liability.

The Deemed Dividend Liability was recorded at the fair value on the declaration date on March 2, 2023. The fair value of the shares on March 2, 2023 was $0.11, which was determined using market approach methodology and the key inputs to the method are summarized below.

Stock Price as of Measurement Date	$10.27
Probability of Acquisition	13.9%

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. As of the date the condensed financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this condensed financial statement. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

On February 27, 2023, the Company’s stockholders redeemed 15,142,910 shares for a total of $155,904,552. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2023, the Company recorded $1,559,046 of excise tax liability calculated as 1% of the shares redeemed . As indicated below, there is no assurance that this will be the actual amount of tax that the Company will be required to pay.

Any redemption or other repurchase in connection with a Business Combination, extension vote or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As a result, the above-referenced excise tax liability recorded as of March 31, 2023 may be more or less than such amount depending on factors that occur in the future. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of March 31, 2023, the Company had $20,517 in its operating bank account and working capital deficit of $1,744,000 (after adding back $14,500 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the Trust Account, $255,570 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust Account and $754,553 in income tax payable which is allowed to be settled using earnings from the Trust Account), which excludes $3,601,319 of interest earned on the Trust Account that is available to pay franchise and income taxes payable. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 10, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the special meeting of stockholders, holders of an aggregate of 15,142,910 public shares exercised their right to redeem their shares for an aggregate of $155,858,752 in cash. Accordingly, the 1,975,714 and 17,118,624 shares of common stock subject to possible redemption at $10.10 and $10.20 redemption value as of March 31, 2023 and December 31, 2022, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023 and December 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$171,186,240
Less:
Proceeds allocated to Public Warrants	(4,194,063)
Common stock issuance costs	(18,066,509)
Plus:
Accretion of carrying value to redemption value	23,972,437
Common stock subject to possible redemption, December 31, 2021	172,898,105
Plus:
Accretion of carrying value to redemption value	1,736,872
Common stock subject to possible redemption, December 31, 2022	174,634,977
Less:
Share Redemption March 8, 2023	(155,904,552)
Plus
Accretion of carrying value to redemption value	1,224,289
Common stock subject to possible redemption, March 31, 2023	$19,954,714

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 32.30% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, and (iii) the shares under the Rights Agreement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$432,011	$177,131	$(158,059)	$(49,519)
Denominator:
Basic and diluted weighted average common stock outstanding	13,080,515	5,363,215	17,118,624	5,363,215
Basic and diluted net income (loss) per common stock	$0.03	$0.03	$(0.01)	$(0.01)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

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

MARCH 31, 2023

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

Promissory Note — Related Party

On December 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and, as of March 31, 2023 and December 31, 2022, there was no outstanding balance.

During the quarter ended March 31, 2023, the Company issued a promissory note (the “Promissory Note”) to IME Spain General Partner S.L., pursuant to which the Company can borrow up to an aggregate principal amount of $41,121. The Promissory Note is non-interest bearing and, as of March 31, 2023, the balance due is $41,121.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At March 31, 2023 and December 31, 2022, there are no Working capital Loans outstanding.

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SPRINGWATER SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,363,215 shares of common stock issued and outstanding, excluding 1,975,714 shares and 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity.

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

MARCH 31, 2023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$20,594,872	$175,167,573

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering and seeking to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $609,142, which consists of an interest income from bank of $132 and interest income on marketable securities held in the Trust Account of $1,398,173, offset by operating and formation costs of $498,564 and provision for income taxes of $290,599.

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

For the three months ended March 31, 2023, cash used in operating activities was $101,844. Net income of $609,142 was affected by interest earned on marketable securities held in the Trust Account of $1,398,173. Changes in operating assets and liabilities provided $687,187 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $271,625. Net loss of $207,578 was affected by interest earned on marketable securities held in the Trust Account of $24,977 and unrealized gain on marketable securities held in Trust Account of $4,423. Changes in operating assets and liabilities used $34,647 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $20,594,872 (including $3,601,319 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $66,322 of interest earned from the Trust Account to pay taxes and $155,904,552 in connection with redemption.

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

As of March 31, 2023, we had cash of $20,517. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $20,517 in its operating bank account and working capital deficit of $1,744,000 (after adding back $14,500 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the Trust Account, $255,570 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust Account and $754,553 in income tax payable which is allowed to be settled using earnings from the Trust Account), which excludes $3,601,319 of interest earned on the Trust Account that is available to pay franchise and income taxes payable. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or loans either to complete a business combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our business combination. If the Company does not have sufficient funds available, the Company may be forced to cease operations and liquidate the Trust Account. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions of our Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are traded on Nasdaq, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Inflation Reduction Act applies only to repurchases that occur after December 31, 2022.

If we complete an initial business combination after December 31, 2022, any redemption or other repurchase that occurs in connection with the business combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a business combination, (ii) the nature and amount of any financing or equity issuances in connection with a business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and could negatively impact the Company’s ability to complete a business combination.

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

SPRINGWATER SPECIAL SITUATIONS CORP.

Date: May 30, 2023	By:	/s/ Martin Gruschka
	Name:	Martin Gruschka
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 30, 2023	By:	/s/ Ignacio Casanova
	Name:	Ignacio Casanova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)