Form 10-Q
period 2023-06-30
Clean Energy Special Situations Corp.
filed 2023-12-01
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40757

CLEAN ENERGY SPECIAL SITUATIONS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3501488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

405 Lexington Avenue, 44th Floor

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

As of December 1, 2023, 7,011,641 shares of common stock, par value $0.0001 per share, were issued and outstanding.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$26,187	$14,918
Prepaid expenses	111,498	305,900
Total Current Assets	137,685	320,818

Deferred financing agreement – related party	214,926	—
Marketable securities held in Trust Account	20,371,845	175,167,573
TOTAL ASSETS	$20,724,456	$175,488,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$465,528	$326,346
Income taxes payable	338,194	463,954
Promissory notes – related party, net of debt discount	130,715	—
Deemed Dividend Liability	17,386	—
Excise Tax Payable	1,559,046	—
Total Liabilities	2,510,869	790,300

Commitments
Common stock subject to possible redemption, 1,975,714 shares and 17,118,624 shares at redemption value of approximately $10.12 and $10.20 as of June 30, 2023 and December 31, 2022, respectively	20,001,807	174,634,977

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 1,975,714 shares and 17,118,624 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	536	536
Additional paid-in capital	—	—
Accumulated deficit	(1,788,756)	62,578
Total Stockholders’ Deficit	(1,788,220)	63,114
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,724,456	$175,488,391

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$195,594	$245,614	$694,158	$482,603
Loss from operations	(195,594)	(245,614)	(694,158)	(482,603)

Other income:
Interest income – bank	339	36	471	47
Interest earned on marketable securities held in Trust Account	241,023	351,571	1,639,196	376,548
Interest expenses – debt discount	(130,715)	—	(130,715)	—
Unrealized gain on marketable securities held in Trust Account	—	(90,909)	—	(86,486)
Total Other income, net	110,647	260,698	1,508,952	290,109

(Loss) income before provision for income taxes	(84,947)	15,084	814,794	(192,494)
Provision for income taxes	(47,641)	—	(338,240)	—
Net (loss) income	$(132,588)	$15,084	$476,554	$(192,494)

Basic and diluted weighted average shares outstanding, Redeemable Common stock	1,954,239	17,118,624	7,497,438	17,118,624

Basic and diluted net (loss) income per share, Redeemable Common stock	$(0.02)	$0.00	$0.04	$(0.01)

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,363,215	5,363,215	5,363,215	5,363,215

Basic and diluted net (loss) income per share, Non-redeemable Common stock	$(0.02)	$0.00	$0.04	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	5,363,215	$536	$—	$62,578	$63,114

Accretion for common stock to redemption amount	—	—	—	(1,224,289)	(1,224,289)

Additional shares at Fair Value March 2, 2023	—	—	—	(17,386)	(17,386)

Excise Tax Payable	—	—	—	(1,559,046)	(1,559,046)

Net income	—	—	—	609,142	609,142

Balance – March 31, 2023	5,363,215	$536	$—	$(2,129,001)	$(2,128,465)

Accretion for common stock to redemption amount	—	—	—	(47,093)	(47,093)

Fair value of Founder Shares transferred in connection with Deferred Financing Agreement - Related Party	—	—	—	519,926	519,926

Net loss	—	—	—	(132,588)	(132,588)

Balance – June 30, 2023	5,363,215	$536	$—	$(1,788,756)	$(1,788,220)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	5,363,215	$536	$1,525,796	$(564,996)	$961,336

Net loss	—	—	—	(207,578)	(207,578)

Balance – March 31, 2022	5,363,215	$536	$1,525,796	$(772,574)	$753,758

Accretion for common stock to redemption amount	—	—	(70,662)	—	(70,662)

Net loss	—	—	—	15,084	15,084

Balance – June 30, 2022	5,363,215	$536	$1,455,134	$(757,490)	$698,180

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$476,554	$(192,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,639,196)	(376,548)
Unrealized gain on marketable securities held in Trust Account	—	86,486
Amortization of debt discount	130,715	—
Changes in operating assets and liabilities:
Prepaid expenses	194,402	219,778
Accrued expenses	139,182	(65,091)
Income taxes payable	(125,760)	—
Net cash used in operating activities	(824,103)	(327,869)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	530,372	—
Cash withdrawn from Trust Account in connection with redemption	155,904,552	—
Net cash provided by investing activities	156,434,924	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party, net of debt discount	305,000	—
Proceeds from promissory notes – related party	91,121	—
Repayment of promissory notes – related party	(91,121)	—
Redemption of common stock	(155,904,552)	—
Net cash used in financing activities	(155,599,552)	—

Net Change in Cash	11,269	(327,869)
Cash – Beginning of period	14,918	413,067
Cash – End of period	$26,187	$85,198
Supplementary cash flow information:
Cash paid for income taxes	$464,000	$—

Non-cash investing and financing activities:
Accretion for common stock to redemption amount	$1,271,382	$70,662
Additional shares issued at fair value on March 2, 2023	$17,386	$—
Fair value of Founder Shares transferred in connection with Deferred Financing Agreement - Related Party	$519,926	$—
Excise Tax Payable	$1,559,046	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

Clean Energy Special Situations Corp. (the “Company”), formerly known as Springwater Special Situations Corp. (see Note 9), is a blank check company incorporated as a Delaware company on October 2, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Springwater Promote LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $6,450,000, which is described in Note 4.

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

Transaction costs amounted to $18,538,231 consisting of $3,423,725 of underwriting fees, $13,783,973 for the excess fair value of the Founder Shares (as defined in Note 6) attributable to the Anchor Investors (see Note 5), $880,485 for the excess fair value of the EBC Founder Shares (see Note 6) and $450,048 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more businesses or entities with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (less taxes payable on the interest earned on the Trust Account) as of the date of the definitive agreement for such Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes paid and payable), divided by the number of then issued and outstanding Public shares, subject to certain limitations as described in the prospectus. Additionally, each Public Stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or Rights (defined below).

If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares have agreed to vote such Founder Shares, shares included in the Private Placement Units and any Public Shares they hold in favor of approving a Business Combination.

The holders of the Founder Shares have agreed (a) to waive redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination, (b) to waive liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the time period required by the Certificate of Incorporation and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the such holders acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company currently has until November 28, 2023 with the ability to further extend such date up to six times by one month each (so a maximum of through May 28, 2024) (see Note 9), to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period and such time period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants or Rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The holders of the Founder Shares have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

Effective May 15, 2023, each of Alexander Hamilton and Hans Brandl resigned from the Company’s Board of Directors. Such individuals’ resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Additionally, effective May 15, 2023, the Company’s Board of Directors appointed Candice Beaumont, Nicholas Parker, Raghunath Kilambi and Greg A. Nuttall to the Board of Directors.

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

On February 27, 2023, the Company’s stockholders redeemed 15,142,910 shares for a total of $155,904,552. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2023, the Company recorded $1,559,046 of excise tax liability calculated as 1% of the shares redeemed in connection with the extension of time to consummate an initial Business Combination effectuated in February 2023 referred to above. Subsequent to June 30, 2023, an additional number of shares were redeemed in connection with the extension of time to consummate an initial Business Combination to November 28, 2023 with the ability to further extend such date up to six times by one month each (so a maximum of through May 28, 2024) effectuated on August 28, 2023 (see Note 9). As indicated below, there is no assurance that this will be the actual amount of tax that the Company will be required to pay.

Any redemption or other repurchase in connection with a Business Combination, extension vote or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As a result, the above-referenced excise tax liability recorded as of June 30, 2023 may be more or less than such amount depending on factors that occurred after such date (see Note 9) and in the future. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Notwithstanding the foregoing, the Company has agreed that the per share price payable to stockholders exercising their redemption rights, whether in connection with the vote on an extension or an initial Business Combination, will not be reduced by payments required to be made by the Company under the IR Act.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2023, the Company had $26,187 in its operating bank account and working capital deficit of $2,373,184. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 28, 2023 with the ability to further extend such date up to six times by one month each (so a maximum of through May 28, 2024) (see Note 9) and such date is not extended by stockholders, then the Company will cease all operations except for the purpose of liquidating.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 10, 2023. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Deferred Financing Agreement

In connection with the Transaction, the Sponsor agreed to pay for obligations of the Company. The Company deferred the full amount of the fair value of the shares on May 15, 2023. When advances are received under the loan, the Company records a debt discount and amortizes the debt discount as interest expense over the life of the loan.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the special meeting of stockholders held on February 27, 2023, holders of an aggregate of 15,142,910 public shares exercised their right to redeem their shares for an aggregate of $155,904,552 in cash. Accordingly, the 1,975,714 and 17,118,624 shares of common stock subject to possible redemption at $10.12 and $10.20 redemption value as of June 30, 2023 and December 31, 2022, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2023 and December 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	$174,634,977
Less:
Share Redemption — March 8, 2023	(155,904,552)
Plus
Accretion of carrying value to redemption value	1,271,382
Common stock subject to possible redemption, June 30, 2023	$20,001,807

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (56.1 and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and 41.5% and 0.0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023, due to the valuation allowance on the deferred tax assets and interest expenses associated with the debt discount on the related party promissory note. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, and (iii) the shares under the Rights Agreement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(35,410)	$(97,178)	$11,486	$3,598	$277,819	$198,735	$(146,573)	$(45,921)
Denominator:
Basic and diluted weighted average common stock outstanding	1,954,239	5,363,215	17,118,624	5,363,215	7,497,438	5,363,215	17,118,624	5,363,215
Basic and diluted net (loss) income per common stock	$(0.02)	$(0.02)	$0.00	$0.00	$0.04	$0.04	$(0.01)	$(0.01)

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units, at a price of $10.00 per Unit on August 30, 2021. Each Unit consists of one share of common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and forfeited the remaining balance. On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units pursuant to the partial exercise of the underwriters’ over-allotment option.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on August 30, 2021, the Sponsor and EarlyBirdCapital, Inc. purchased an aggregate of 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,450,000. On September 7, 2021, the Company consummated the sale of an additional 63,559 Private Placement Units, at $10.00 per Private Placement Unit. The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Units and underlying securities.

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

The Sponsor and other holders of the Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

In connection with the Initial Public Offering, each anchor investor acquired from the Sponsor an indirect economic interest in the Founder Shares a total of 2,163,889 Founder Shares. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $13,783,973, or $6.37 per share. The excess of the fair value of the Founder Shares over the amount paid was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid in capital in accordance with the accounting of other offering costs.

On May 15, 2023, the Sponsor and certain other holders of Founder Shares (hereinafter the “Transferors”) entered into an agreement to transfer an aggregate of 950,000 Founders Shares (the “Transaction”) to certain individuals (collectively, the “Share Recipients”). The estimated fair value of the shares transferred to the Share Recipients was $519,926 or $0.5473 per share. In accordance with, ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Transaction is considered to be in exchange for the receipt of a working capital loan for which the loan amounts shall be used to pay for the liabilities of the Company (hereinafter, the “Deferred Financing Agreement”).

Administrative Services Agreement

The Company entered into an agreement with its counsel, Graubard Miller, commencing on August 30, 2021. Until completion of the Business Combination or the Company’s liquidation, Graubard Miller shall make available to the Company certain office space and administrative and support services as may be required by the Company from time to time, situated at 405 Lexington Avenue, New York, New York 10174 (or any successor location) free of charge.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Deferred Financing Agreement — Related Party

On May 15, 2023, in connection with the Deferred Financing Agreement, the Company deferred the full amount of the fair value of the Founders Shares transferred as part of the Transaction as an asset, with an offsetting charge to accumulated deficit. The initial draw under the Deferred Financing Agreement was under a promissory note for an aggregate of $305,000 (see “Promissory Note – related party” below) on May 16, 2023. Upon the first draw under the Deferred Financing Agreement, the Company recorded a debt discount of $305,000 to be amortized as interest expense over the life of the loan. Any subsequent draws under the Deferred Financing Agreement will be recorded by the Company as an additional debt discount and amortized over the life of the loan issued. In the event the Company does not draw down the entire fair value originally deferred as an asset, the Company will expense the remaining fair value deferred at the time in which all loans reach the end of their life. The Company recognized $130,715 in interest expense for the three and six-month periods ended June 30, 2023 included in the Company’s condensed statements of operations. As of June 30, 2023, the remaining balance available under the Deferred Financing agreement is $214,926 and included in the Company’s condensed balance sheets.

Promissory Notes — Related Party

On December 17, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Initial Promissory Note was non-interest bearing and, as of June 30, 2023 and December 31, 2022, there was no outstanding balance.

During the six months ended June 30, 2023, the Company issued two promissory notes to IME Spain General Partner S.L., pursuant to which the Company can borrow up to an aggregate principal amount of $91,121. These promissory notes were non-interest bearing and were fully repaid during the six months ended June 30, 2023. As of June 30, 2023, the balance due is $0.

On May 15, 2023, in connection with the Deferred Financing Agreement, the Share Recipients agreed to advance to the Company an aggregate of $400,000 (the “Initial Loan Amount”) in connection with the above referred transfer of Founders Shares. On May 15, 2023, the Sponsor issued a $305,000 promissory note to the Company to pay for existing liabilities of the Company at issuance. This promissory note is non-interest bearing and due upon completion of the Company’s initial Business Combination. As of June 30, 2023, there was an aggregate of $174,285 outstanding under the “Initial Loan Amount” which is net of the which is net of a debt discount of $130,715 recognized for the three and six-months ended June 30, 2023.

The Company’s working capital needs in excess of the Initial Loan Amount until the consummation of an initial Business Combination by the Company are expected to be financed by the Share Recipients and their designees, in such amounts among the Share Recipients and at such times as determined by them in their discretion but ensuring that liabilities of the Company are paid as they become due.  Any additional amounts loaned will be evidenced by promissory notes.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At June 30, 2023 and December 31, 2022, there are no Working capital Loans outstanding.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 5,363,215 shares of common stock issued and outstanding, excluding 1,975,714 shares and 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity, respectively.

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

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$20,371,845	$175,167,573

NOTE 9. SUBSEQUENT EVENTS

Effective August 2, 2023, each of Martin Gruschka, Ignacio Casanova, Angel Pendas and Eduardo Montes resigned from the Board of Directors of the Company and from each officer position they may have held with the Company – Mr. Gruschka from the office of Chief Executive Officer, Mr. Casanova from the office of Chief Financial Officer, and Mr. Pendas from the office of Secretary. Such individuals’ resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

At the same time as and in connection with the resignations described above, Raghunath Kilambi was elected Chief Executive Officer and Chief Financial Officer of the Company

On August 2, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended, changing the name of the Company from “Springwater Special Situations Corp.” to “Clean Energy Special Situations Corp.” A copy of such amendment was included in the Company’s Current Report on Form 8-K as filed with the SEC on August 2, 2023.

Extension Amendment Proposal

On August 28, 2023, the Company held a special meeting of its stockholders (the “August 2023 Special Meeting”) whereby the Company’s stockholders approved a proposal to amend the Certificate of Incorporation to extend the date by which the Company has to consummate an initial Business Combination from August 28, 2023 to November 28, 2023 with the ability to further extend such date up to six times by one month each (so a maximum of through May 28, 2024) (the “Extension Amendment Proposal”), at the discretion of the Company’s board of directors, upon the payment of certain amounts (the “Extension”). The Company’s Sponsor, officers, directors and their affiliates agreed that if the Extension Amendment Proposal were to be approved and the Extension implemented, they or their affiliates would lend to the Company to be deposited into the Trust Account $0.075 per public share that was not redeemed in connection with the stockholder vote to approve the Extension for first three months of the Extension and then $0.025 per share for each additional month of the Extension needed to consummate an initial Business Combination through the Extended Date. If the Company completes an initial Business Combination, the Company will repay the lenders for the amounts loaned without interest. If the Company does not complete a Business Combination, it will repay such amounts only from funds held outside of the Trust Account, if any. An aggregate of 327,288 shares were redeemed in connection with the August 2023 Special Meeting for an aggregate amount of $3,389,649 or approximately, $10.36 per share.

On August 28, 2023, the Company filed an amendment to the Certificate of Incorporation to effectuate the Extension. A copy of such amendment was included in the Company’s Current Report on Form 8-K as filed with the SEC on September 1, 2023.

As of the date of these financial statements, the Sponsor advanced the Company an aggregate of approximately $128,000 for working capital and payments for the monthly extensions.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Clean Energy Special Situations Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Springwater Promote LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering and seeking to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $132,588, which consists of an operating and formation costs of $195,594, interest expense of $130,715 associated with the debt discount on the related party promissory note and a provision for income taxes of $47,641, offset by interest income on marketable securities held in the Trust Account of $241,023 and interest income from bank of $339.

For the six months ended June 30, 2023, we had a net income of $476,554, which consists of an interest income from bank of $471 and interest income on marketable securities held in the Trust Account of $1,639,196, offset by operating and formation costs of $694,158, interest expense of $130,715 associated with the debt discount on the related party promissory note and a provision for income taxes of $338,240.

For the three months ended June 30, 2022, we had a net income of $15,084, which consists of interest income from bank of $36 and interest income on marketable securities held in the Trust Account of $351,571, offset by operating and formation costs of $245,614, an unrealized loss on marketable securities held in our Trust Account of $90,909.

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

On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units pursuant to the partial exercise of the underwriters’ over-allotment option and the sale of an additional 63,559 Private Units.

Of the gross proceeds of the IPO and Private Placement, an aggregate of $172,898,105 ($10.10 per unit sold in the Initial Public Offering, including the over-allotment option) was deposited into the Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

For the six months ended June 30, 2023, cash used in operating activities was $824,103. Net income of $476,554 was affected by interest earned on marketable securities held in the Trust Account of $1,639,196 and amortization of the debt discount of $130,715. Changes in operating assets and liabilities provided $207,824 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $327,869. Net loss of $192,494 was affected by interest earned on marketable securities held in the Trust Account of $376,548 and unrealized loss on marketable securities held in Trust Account of $86,486. Changes in operating assets and liabilities provided $154,687 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $20,371,845 (including $417,131 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. From inception through June 30, 2023, we have withdrawn $783,622 of interest earned from the Trust Account to pay taxes and $155,904,552 in connection with redemption.

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

As of June 30, 2023, we had cash of $26,187. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On May 15, 2023, certain members of the Sponsor agreed to advance us an aggregate of $400,000 (the “Initial Loan Amount”). On May 15, 2023, our Sponsor issued us a $305,000 promissory note to pay for our existing liabilities at issuance. This promissory note is non-interest bearing and due upon completion of our initial Business Combination. As of June 30, 2023, there was an aggregate of $130,715 outstanding under the “Initial Loan Amount”, net of a debt-discount of $130,715 recognized for the three and six months ended June 30, 2023.

Our working capital needs in excess of the Initial Loan Amount until the consummation of an initial Business Combination by the Company are expected to be financed by certain members of the Sponsor, in such amounts among these parties and at such times as determined by them in their discretion but ensuring that our liabilities are paid as they become due.  Any additional amounts loaned will be evidenced by promissory notes.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts provided that up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

As of the date of these financial statements, the Sponsor advanced to us an aggregate of approximately $128,000 for working capital and payments for the monthly extensions.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $26,187 in its operating bank account and working capital deficit of $2,373,184. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or loans either to complete a business combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our business combination. If the Company does not have sufficient funds available, the Company may be forced to cease operations and liquidate the Trust Account. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accruals. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 Private Units at a price of $10.00 per Private Unit in a private placement to Springwater Promote LLC (the “Sponsor”), generating gross proceeds of $6,450,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option and forfeited the remaining balance. On September 7, 2021, the Company consummated the sale of an additional 2,118,624 Units, at $10.00 per Unit, and the sale of an additional 63,559 Private Units, at $10.00 per Private Unit, generating total gross proceeds of $21,821,830. A total of $21,398,105 was deposited into the Trust Account.

Of the gross proceeds of the IPO and Private Placement, an aggregate of $172,898,105 ($10.10 per unit sold in the offering, including the over-allotment option) was deposited into a trust account with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $3,423,725 in underwriting discounts and commissions related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive & Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive & Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

Date: December 1, 2023	By:	/s/ Raghu Kilambi
	Name:	Raghu Kilambi
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Director