Form 10-Q
period 2023-09-30
Clean Energy Special Situations Corp.
filed 2024-04-01
CIK 1838000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of April 1, 2024, 7,011,641 shares of common stock, par value $0.0001 per share, were issued and outstanding.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$—	$14,918
Prepaid expenses	17,530	305,900
Total Current Assets	17,530	320,818

Restricted cash	38,813	—
Deferred financing agreement – related party	214,926	—
Marketable securities held in Trust Account	17,210,132	175,167,573
TOTAL ASSETS	$17,481,401	$175,488,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$503,146	$326,346
Income taxes payable	389,508	463,954
Advance from related parties	90,160	—
Promissory notes – related party, net of debt discount	305,000	—
Deemed Dividend Liability	17,386	—
Excise Tax Payable	1,592,942	—
Total Liabilities	2,898,142	790,300

Commitments
Common stock subject to possible redemption, 1,648,426 shares and 17,118,624 shares at redemption value of approximately $10.22 and $10.20 as of September 30, 2023 and December 31, 2022, respectively	16,846,093	174,634,977

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,363,215 shares issued and outstanding (excluding 1,648,426 shares and 17,118,624 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	536	536
Additional paid-in capital	—	—
Accumulated deficit	(2,263,370)	62,578
Total Stockholders’ Deficit	(2,262,834)	63,114
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,481,401	$175,488,391

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$234,940	$244,280	$929,098	$726,883
Loss from operations	(234,940)	(244,280)	(929,098)	(726,883)
Other income:
Interest income – bank	317	263	788	310
Interest earned on marketable securities held in Trust Account	253,439	386,841	1,892,635	763,389
Interest expenses – debt discount	(174,285)	—	(305,000)	—
Unrealized gain on marketable securities held in Trust Account	—	412,051	—	325,565
Total Other income, net	79,471	799,155	1,588,423	1,089,264

(Loss) income before provision for income taxes	(155,469)	554,875	659,325	362,381
Provision for income taxes	(51,314)	(174,403)	(389,554)	(174,403)
Net (loss) income	$(206,783)	$380,472	$269,771	$187,978

Basic and diluted weighted average shares outstanding, Redeemable Common stock	1,858,317	17,118,624	5,597,075	17,118,624

Basic and diluted net (loss) income per share, Redeemable Common stock	$(0.03)	$0.02	$0.02	$0.01

Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,363,215	5,363,215	5,363,215	5,363,215

Basic and diluted net (loss) income per share, Non-redeemable Common stock	$(0.03)	$0.02	$0.02	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	5,363,215	$536	$—	$62,578	$63,114

Accretion for common stock to redemption amount	—	—	—	(1,224,289)	(1,224,289)

Additional shares at Fair Value March 2, 2023	—	—	—	(17,386)	(17,386)

Excise Tax Payable	—	—	—	(1,559,046)	(1,559,046)

Net income	—	—	—	609,142	609,142

Balance – March 31, 2023	5,363,215	$536	$—	$(2,129,001)	$(2,128,465)

Accretion for common stock to redemption amount	—	—	—	(47,093)	(47,093)

Fair value of Founder Shares transferred in connection with Deferred Financing Agreement - Related Party	—	—	—	519,926	519,926

Net loss	—	—	—	(132,588)	(132,588)

Balance – June 30, 2023	5,363,215	$536	$—	$(1,788,756)	$(1,788,220)

Accretion for common stock to redemption amount	—	—	—	(233,935)	(233,935)

Excise Tax Payable	—	—	—	(33,896)	(33,896)

Net loss	—	—	—	(206,783)	(206,783)

Balance – September 30, 2023	5,363,215	$536	$—	$(2,263,370)	$(2,262,834)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	5,363,215	$536	$1,525,796	$(564,996)	$961,336

Net loss	—	—	—	(207,578)	(207,578)

Balance – March 31, 2022	5,363,215	536	1,525,796	(772,574)	753,758

Accretion for common stock to redemption amount	—	—	(70,662)	—	(70,662)

Net loss	—	—	—	15,084	15,084

Balance – June 30, 2022	5,363,215	536	1,455,134	(757,490)	698,180

Accretion for common stock to redemption amount	—	—	(584,889)	—	(584,889)

Net income	—	—	—	380,472	380,472

Balance – September 30, 2022	5,363,215	$536	$870,245	$(377,018)	$493,763

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$269,771	$187,978
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,892,635)	(763,389)
Unrealized gain on marketable securities held in Trust Account	—	(325,565)
Amortization of debt discount	305,000	—
Changes in operating assets and liabilities:
Prepaid expenses	288,370	340,176
Accounts payable and accrued expenses	176,800	(215,413)
Income taxes payable	(74,446)	174,403
Net cash used in operating activities	(927,140)	(601,810)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(41,210)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	597,085	221,650
Cash withdrawn from Trust Account in connection with redemption	159,294,201	—
Net cash provided by investing activities	159,850,076	221,650

Cash Flows from Financing Activities:
Advances from related party	90,160	—
Proceeds from promissory notes – related party, net of debt discount	396,121	—
Repayment of promissory notes - related party	(91,121)	—
Redemption of common stock	(159,294,201)	—
Net cash used in financing activities	(158,899,041)	—

Net Change in Cash and restricted cash	23,895	(380,160)
Cash and restricted cash – Beginning of period	14,918	413,067
Cash and restricted cash – End of period	$38,813	$32,907
Supplementary cash flow information:
Cash paid for franchise and income taxes (1)	$530,322	$—

Non-cash investing and financing activities:
Accretion for common stock to redemption amount	$1,505,317	$655,551
Additional shares issued at fair value on March 2, 2023	$17,386	$—
Fair value of Founder Shares transferred in connection with Deferred Financing Agreement - Related Party	$519,926	$—
Excise Tax Payable	$1,592,942	$—

(1)	The Company has withdrawn a total of $597,085 of interest from the Trust Account for the period ended September 30, 2023 in which $530,332 and $2,894 were for the reimbursement of taxes paid out of the operating account for the year ended December 31, 2022. $63,869 remains restricted for the payment of taxes as of September 30, 2023. The Company used $25,046 of the restricted amount for operating expenses. Management intends to reimburse the Trust Account for the entire amount of restricted cash.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

Clean Energy Special Situations Corp. (the “Company”), formerly known as Springwater Special Situations Corp., is a blank check company incorporated as a Delaware company on October 2, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2023

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

The Company currently has until April 28, 2024 with the ability to further extend such date up to six times by one month each (so a maximum of through May 28, 2024), to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period and such time period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants or Rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

SEPTEMBER 30, 2023

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

At the same time as and in connection with the resignations described above, Raghunath Kilambi was elected Chief Executive Officer and Chief Financial Officer of the Company

On August 2, 2023, the Company filed an amendment to its Certificate of Incorporation changing the name of the Company from “Springwater Special Situations Corp.” to “Clean Energy Special Situations Corp.” A copy of such amendment was included in the Company’s Current Report on Form 8-K as filed with the SEC on August 2, 2023.

On November 29, 2023, the Company received a notification letter (the “Letter”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq’s continued listing standards (the “Rules”) because the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Q3 10-Q”).

As the Company reported in its Current Report on Form 8-K filed with the SEC August 30, 2023, the Company previously received written notice (the “Initial Notice”) from Nasdaq indicating that the Company was not in compliance with the Rules because the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2 10-Q”). In response to the Initial Notice, the Company timely submitted a plan to regain compliance with the Rules with respect to the Q2 10-Q, which plan was approved by Nasdaq. The Company filed the Q2 10-Q on June 30, 2023. The Company now has until February 12, 2024 to file the Q3 10-Q and regain compliance with the Rules.

Extension Amendment Proposal

On August 28, 2023, the Company held a special meeting of its stockholders (the “August 2023 Special Meeting”) whereby the Company’s stockholders approved a proposal to amend the Certificate of Incorporation to extend the date by which the Company has to consummate an initial Business Combination from August 28, 2023 to November 28, 2023 with the ability to further extend such date up to six times by one month each (so a maximum of through May 28, 2024) (the “Extension Amendment Proposal”), at the discretion of the Company’s board of directors, upon the payment of certain amounts (the “Extension”). The Company’s Sponsor, officers, directors and their affiliates agreed that if the Extension Amendment Proposal were to be approved and the Extension implemented, they or their affiliates would lend to the Company to be deposited into the Trust Account $0.075 per public share that was not redeemed in connection with the stockholder vote to approve the Extension for first three months of the Extension and then $0.025 per share for each additional month of the Extension needed to consummate an initial Business Combination through the Extended Date. If the Company completes an initial Business Combination, the Company will repay the lenders for the amounts loaned without interest. If the Company does not complete a Business Combination, it will repay such amounts only from funds held outside of the Trust Account, if any. An aggregate of 327,288 shares were redeemed in connection with the August 2023 Special Meeting for an aggregate amount of $3,389,649 or approximately, $10.36 per share. An aggregate of $41,211 has been deposited in the Trust Account in connection with the Extension.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

On February 27, 2023 and August 28, 2023, the Company’s stockholders redeemed 15,142,910 and 327,288 shares, respectively, for a total of $155,904,552 and $3,389,649, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $1,592,942 of excise tax liability calculated as 1% of the shares redeemed in connection with the extension of time to consummate an initial Business Combination effectuated in February 2023 and August 2023 referred to above. As indicated below, there is no assurance that this will be the actual amount of tax that the Company will be required to pay.

Any redemption or other repurchase in connection with a Business Combination, extension vote or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As a result, the above-referenced excise tax liability recorded as of September 30, 2023 may be more or less than such amount depending on factors that occurred after such date and in the future. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Notwithstanding the foregoing, the Company has agreed that the per share price payable to stockholders exercising their redemption rights, whether in connection with the vote on an extension or an initial Business Combination, will not be reduced by payments required to be made by the Company under the IR Act.

Liquidity and Going Concern

As of September 30, 2023, the Company had $38,813 in its operating bank account and working capital deficit of $2,880,612. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On February 27, 2023, the Company held a special meeting of its stockholders whereby the Company’s stockholders approved a proposal to extend the date the Company had to consummate an initial business combination from February 28, 2023 to August 28, 2023.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination within the Combination Period and such period is not extended by stockholders, then the Company will cease all operations except for the purpose of liquidating.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 10, 2023. The interim results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the special meeting of stockholders held on February 27, 2023 and August 28, 2023, holders of an aggregate of 15,142,910 and 327,288 public shares, respectively, exercised their right to redeem their shares for an aggregate of $155,904,552 and $3,389,649 in cash, respectively. Accordingly, the 1,648,426 and 17,118,624 shares of common stock subject to possible redemption at $10.22 and $10.20 redemption value as of September 30, 2023 and December 31, 2022, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2023 and December 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	$174,634,977
Less:
Share Redemption — March 8, 2023	(159,294,201)
Plus
Accretion of carrying value to redemption value	1,505,317
Common stock subject to possible redemption, September 30, 2023	$16,846,093

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (33.00%) and 31.43% for the three months ended September 30, 2023 and 2022, respectively, and 59.10% and 48.13% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023, due to the valuation allowance on the deferred tax assets and interest expenses associated with the debt discount on the related party promissory note. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, and (iii) the shares under the Rights Agreement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine months Ended September 30, 2023		Nine months Ended September 30, 2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(53,211)	$(153,572)	$289,707	$90,765	$137,764	$132,007	$143,134	$44,844
Denominator:
Basic and diluted weighted average common stock outstanding	1,858,317	5,363,215	17,118,624	5,363,215	5,597,075	5,363,215	17,118,624	5,363,215
Basic and diluted net (loss) income per common stock	$(0.03)	$(0.03)	$0.02	$0.02	$0.02	$0.02	$0.01	$0.01

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

(UNAUDITED)

Deferred Financing Agreement — Related Party

On May 15, 2023, in connection with the Deferred Financing Agreement, the Company deferred the full amount of the fair value of the Founders Shares transferred as part of the Transaction as an asset, with an offsetting charge to accumulated deficit. The initial draw under the Deferred Financing Agreement was under a promissory note for an aggregate of $305,000 (see “Promissory Note – related party” below) on May 16, 2023. Upon the first draw under the Deferred Financing Agreement, the Company recorded a debt discount of $305,000 to be amortized as interest expense over the life of the loan. Any subsequent draws under the Deferred Financing Agreement will be recorded by the Company as an additional debt discount and amortized over the life of the loan issued. In the event the Company does not draw down the entire fair value originally deferred as an asset, the Company will expense the remaining fair value deferred at the time in which all loans reach the end of their life. The Company recognized $174,285 and $305,000 in interest expense, respectively, for the three and nine-month periods ended September 30, 2023 included in the Company’s condensed statements of operations. As of September 30, 2023, the remaining balance available under the Deferred Financing agreement is $214,926 and included in the Company’s condensed balance sheets.

Promissory Notes — Related Party

On December 17, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $150,000. The Initial Promissory Note was non-interest bearing and, as of September 30, 2023 and December 31, 2022, there was no outstanding balance.

During the nine months ended September 30, 2023, the Company issued two promissory notes to IME Spain General Partner S.L., pursuant to which the Company can borrow up to an aggregate principal amount of $91,121. These promissory notes were non-interest bearing and were fully repaid during the nine months ended September 30, 2023. As of September 30, 2023, the balance due is $0.

On May 15, 2023, in connection with the Deferred Financing Agreement, the Share Recipients agreed to advance to the Company an aggregate of $400,000 (the “Initial Loan Amount”) in connection with the above referred transfer of Founders Shares. On May 15, 2023, the Sponsor issued a $305,000 promissory note to the Company to pay for existing liabilities of the Company at issuance. This promissory note is non-interest bearing and due upon completion of the Company’s initial Business Combination. As of September 30, 2023, there was $0 outstanding under the “Initial Loan Amount” which is net of the debt discount of $305,000 recognized for the three and nine-months ended September 30, 2023.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At September 30, 2023 and December 31, 2022, there are no Working capital Loans outstanding.

Advance from Related Party

Through September 30, 2023, the Sponsor advanced a total of $90,160 of which was used for working capital purposes. As of September 30, 2023 and December 31, 2022, the total amount of advances owed by the Company was $90,160 and $0, respectively.

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

CLEAN ENERGY SPECIAL SITUATIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 5,363,215 shares of common stock issued and outstanding, excluding 1,648,426 shares and 17,118,624 shares of common stock subject to possible redemption, which are presented as temporary equity, respectively.

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

SEPTEMBER 30, 2023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$17,210,132	$175,167,573

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

As of the date of these financial statements, the Sponsor and Sponsor investors advanced the Company an aggregate of $380,196, which includes payments deposited into the Trust Account in connection with the Extension, and received repayments from the Company amounting to $353,691.

On February 14, 2024, the Company received a formal notice (the “Formal Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the Company’s non-compliance with the Exception, the Company’s securities were subject to delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Plan”). The Company plans to timely request a hearing before the Plan, which will stay the suspension of the Company’s securities only for a period of 15 days from the date of the request. When the Company requests a hearing, it also plans on requesting a stay of the suspension, pending the hearing.

The Company is considering all options available to it to ensure compliance with all applicable criteria for continued listing on Nasdaq. There can be no assurance, however, that the Panel will grant the Company’s request for continued listing or that the Company will evidence compliance within any extension period that may be granted by the Panel. There can be no assurance that the appeal will be successful.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering and seeking to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $206,783, which consists of an operating and formation costs of $234,940, interest expense of $174,285 associated with the debt discount on the related party promissory note and a provision for income taxes of $51,314, offset by interest income on marketable securities held in the Trust Account of $253,439 and interest income from bank of $317.

For the nine months ended September 30, 2023, we had a net income of $269,771, which consists of an interest income from bank of $788 and interest income on marketable securities held in the Trust Account of $1,892,635, offset by operating and formation costs of $929,098, interest expense of $305,000 associated with the debt discount on the related party promissory note and a provision for income taxes of $389,554.

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

For the nine months ended September 30, 2023, cash used in operating activities was $927,140. Net income of $269,771 was affected by interest earned on marketable securities held in the Trust Account of $1,892,635 and amortization of the debt discount of $305,000. Changes in operating assets and liabilities provided $390,724 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $601,810. Net income of $187,978 was affected by interest earned on marketable securities held in the Trust Account of $763,389 and unrealized gain on marketable securities held in Trust Account of $325,565. Changes in operating assets and liabilities provided $299,166 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $17,210,132 (including $519,817 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. From inception through September 30, 2023, we have withdrawn $850,335 of interest earned from the Trust Account to pay taxes and $159,294,201 in connection with redemption.

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

As of September 30, 2023, we had cash of $38,813. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

During the nine months ended September 30, 2023, the Company issued two promissory notes to IME Spain General Partner S.L., pursuant to which the Company can borrow up to an aggregate principal amount of $91,121. These promissory notes were non-interest bearing and were fully repaid during the nine months ended September 30, 2023. As of September 30, 2023, the balance due is $0.

On May 15, 2023, certain members of the Sponsor agreed to advance us an aggregate of $400,000 (the “Initial Loan Amount”). On May 15, 2023, our Sponsor issued us a $305,000 promissory note to pay for our existing liabilities at issuance. This promissory note is non-interest bearing and due upon completion of our initial Business Combination. As of September 30, 2023, there was $0 outstanding under the “Initial Loan Amount”, net of a debt-discount of $305,000 recognized for the three and nine months ended September 30, 2023.

Through September 30, 2023, the Sponsor advanced a total of $90,160 of which was used for working capital purposes. As of September 30, 2023 and December 31, 2022, the total amount of advances owed by the Company was $90,160 and $0, respectively.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $38,813 in its operating bank account and working capital deficit of $2,880,612. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or loans either to complete a business combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our business combination. If the Company does not have sufficient funds available, the Company may be forced to cease operations and liquidate the Trust Account. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above.

As of the end of the reporting period, we have not identified any critical accounting estimates.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, accruals and the proper safeguarding of trust assets, reporting of appropriate disclosure and monitoring process over the use of trust funds. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards as well as improved our review of material agreements to ensure adherence to various stipulations in the agreement, specifically the Trust Agreement where we improved our monitoring process on the use of funds from the Trust Account to be paid for taxes. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

Other than mentioned above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three and nine months ended September 30, 2023, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

During the three months ended September 30, 2023, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

CLEAN ENERGY SPECIAL SITUATIONS CORP.

Date: April 1, 2024	By:	/s/ Raghu Kilambi
	Name:	Raghu Kilambi
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Director